Form 10QSB
period 1996-03-31
EXECUTIVE WEALTH MANAGEMENT SERVICES INC /FL/
filed 1996-05-13
CIK 888386

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10Q-SB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the three months ended                               Commission File Number
March 31, 1996                                           33-48017-A


                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                            (a Florida corporation)
             (Exact name of Registrant as specified in its Charter)

           Florida                                             59-2087068
- ------------------------------                            ---------------------
State or other jurisdiction of                                  I.R.S. Employer
incorporation or organization                             Identification Number


               2323 Stickney Point Road, Sarasota, Florida  34231
               --------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (941) 921-9700

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No   .
                                               ---     ---
For the three months ended March 31, 1996, the Registrant had revenues of $663,957.

As of March 31, 1996, the Registrant had 5,000,000 Shares authorized and 471,064 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was sold is $1,095,474.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Set forth below are the unaudited financial statements reflecting the Company's financial condition as of March 31, 1996, and the related statements of operations and shareholders' equity for the three months ended March 31, 1996 and 1995.












              [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                                 BALANCE SHEET

                           March 31, 1996 (Unaudited)

                                     ASSETS

CURRENT ASSETS
 Cash                                                                   $       -
 Accounts receivable from
  correspondent brokers                                                   180,568
                                                                        ---------
    TOTAL CURRENT ASSETS                                                  180,568

INVESTMENTS                                                                     -

 Furniture, Fixtures and Equipment -
  at cost net of accumulated depreciation                                  39,486

OTHER ASSETS
 Deposits with clearing organizations                                      42,748
 Other deposits                                                             1,934
                                                                        ---------
  TOTAL ASSETS                                                          $ 264,736
                                                                        =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts Payable                                                     $  53,558
   Commissions Payable                                                    138,580
                                                                        ---------
   TOTAL CURRENT LIABILITIES                                              192,138
 STOCKHOLDERS' EQUITY
  Preferred Stock - authorized 750,000
   shares of $.01 par value; no shares
   issued or outstanding                                                        -
  Common Stock - authorized 5,000,000
   shares of $.01 par value; issued and
   outstanding 471,364 shares                                               4,713
 Additional paid-in capital                                               752,617
 Additional paid-in capital, warrants                                       4,410
 Retained earnings                                                       (689,142)
                                                                        ---------
      TOTAL STOCKHOLDERS' EQUITY                                           72,598
                                                                        ---------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                                $ 264,736
                                                                        =========


                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                            STATEMENTS OF OPERATION

                For The Three Months Ended March 31 (Unaudited)


                                          1996                  1995
                                       ---------              --------
REVENUE
 Commissions                            $629,816              $513,591
 Underwriting fees                        15,590                  -
 Other income                             18,551                14,692
                                        --------              --------
TOTAL REVENUE                            663,957               528,283
                                        --------              --------
EXPENSES
 Accounting/Legal                          3,976                11,338
 Advertising                               1,172                 5,578
 Board of Directors fees                   4,000                 4,000
 Clearing charges                         53,870                53,908
 Commissions                             497,107               359,030
 Consulting fees                          11,527                     -
 Dues and subscriptions                    1,660                 1,484
 Depreciation                              2,864                 2,867
 Insurance                                 3,639                 3,412
 Meetings and seminars                       256                    60
 Miscellaneous                             3,464                   714
 Occupancy costs                          25,047                14,010
 Office expenses                          10,266                 6,408
 Professional development                    250                   102
 Regulatory                                5,656                 7,121
 Rental equipment                          2,667                 3,523
 Salaries and wages                       67,669                88,910
 Taxes                                     9,312                 6,719
 Travel and lodging                       11,774                 7,096
 Utilities                                 7,863                 7,304
                                       ---------              --------
TOTAL OPERATING EXPENSES                 724,039               581,116
                                       ---------              --------

NET INCOME/(LOSS)                       $(60,082)             $(52,883)
                                       =========              ========

NET INCOME/(LOSS) PER SHARE            $   (.127)             $  (.127)
                                       =========              ========

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                For The Three Months Ended March 31 (Unaudited)



                                                                  Additional
                                                   Additional      Paid-In       Retained
                             Preferred  Common       Paid-In       Capital       Earnings
                               Stock     Stock       Capital       Warrants      (Deficit)       Total
                             ---------  -------    ----------     ----------     ----------     --------
Total Balance at
January 1, 1996               $      -   $4,629     $706,853        $4,410       $(629,060)     $ 86,832

Issuance of Common Stock                     84       50,416                                      50,500

Syndication Costs                                     (4,650)                                     (4,650)

Net loss for three
  months ended
  March 31, 1996                     -        -            -             -         (60,082)      (60,082)
                              --------   ------     --------        ------       ---------      --------
Balance at
March 30, 1996                $      -   $4,713     $752,617        $4,410       $(689,142)     $ 72,598
                              ========   ======     ========        ======       =========      ========

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                            STATEMENT OF CASH FLOWS

                For The Three Months Ended March 31 (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:                                1996              1995
                                                                   --------          --------
 Net Income (Loss)                                                 $(60,082)         $(52,883)
 Adjustments to reconcile net income
  to net cash used in operating activities:
  Depreciation                                                        2,864             2,867

  (Increase) decrease in operating assets:
   Receivable from correspondent brokers                             (6,827)          (82,886)
   Receivable - other                                                 8,576            23,672
   Deposits                                                            (324)             (521)
  Increase (decrease) in operating liabilities:
   Accounts payable                                                  (4,601)              975
   Commissions payable                                               (5,964)           29,304
                                                                   --------          --------
        Net cash provided by (used in) operating activities         (66,358)           79,472
                                                                   --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                            50,500            91,500
 Cash paid for syndication costs                                     (4,545)           (8,780)
                                                                   --------          --------
        Net cash provided by (used in) financing activities          45,955            82,720
                                                                   --------          --------
NET INCREASE (DECREASE) IN CASH                                     (20,403)            3,248

CASH AT BEGINNING OF PERIOD                                          20,403             4,566
                                                                   --------          --------
CASH AT END OF PERIOD                                              $      -          $  7,814
                                                                   ========          ========

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

               For The Three Months Ended March 31, 1996 and 1995


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Executive Wealth Management Services, Inc., (the Company) is a securities broker/dealer that transacts business through correspondent brokers and does not handle any customer securities or funds. Customer security transactions and related commission revenue and expenses are recorded on the trade date. The Company also acts as a broker/dealer in selling both public and private securities offerings on a best efforts basis. In addition, the Company receives commissions and underwriting fees for its services.

Receivable from Correspondent Brokers
The receivable from correspondent brokers and broker/dealers represent commissions earned which had not been received at March 31, 1996. Management has determined that these amounts are fully collectible.

Furniture, Fixtures and Equipment
Furniture, fixtures and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of assets to operations over their estimated useful lives using the straight-line method.

Investments

The Company was issued 55,263 shares of common stock of Flight Sciences, Inc. This stock was issued to the Company in relation to a private offering of Flight Sciences' promissory notes. These shares represent 5% of Flight Sciences, Inc.'s outstanding common stock. The Company has assigned no value to the stock due to the fact that there is no ready market and its value is not determinable.

Loss Per Share
Loss per share is computed based upon 471,064 and 455,833 shares outstanding during the periods ended March 31, 1996 and 1995, respectively.


Note 2 - DEPOSIT WITH CLEARING ORGANIZATION

Deposits with clearing organizations represent investments in money markets. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreement between the parties. Deposits are reflected at fair market value.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                  For The Three Months March 31, 1996 and 1995


Note 3 - FURNITURE, FIXTURES AND EQUIPMENT

A summary of furniture, fixtures and equipment follows:


                                  March 31, 1996
                                  --------------
Furniture and fixtures               $ 37,951
Equipment                              26,555
Leasehold improvements                  6,622
                                      -------
                                       71,128
 Less:  Accumulated Depreciation      (31,642)
                                      -------
                                      $39,486
                                      =======

Note 4 - Operating Leases

Rent expense for the three months ended March 31, 1996 and 1995 was $25,047 and $14,010, respectively.

During the three months ended March 31, 1995 and 1994, the Company received rental income from two of its affiliates for office space. Rental income for the three months ended March 31, 1996 and 1995 was $5,870 and $6,150, respectively.

Note 5 - NET CAPITAL REQUIREMENT

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000. In December of 1991, the National Association of Securities Dealers, Inc. approved the Company as a fully disclosed broker/dealer. The Company has a restrictive agreement to maintain a net capital of 130% of the minimum requirement or 6 2/3% of aggregate indebtedness for each of the three month periods ended March 31, 1996 and 1995.

The Company had net capital of $28,358 or 221% and $55,103 or 507% of the minimum requirement at March 31, 1996 and 1995, respectively. The net capital rules may effectively restrict the payment of dividends to the Company's stockholders. The Company operates pursuant to the (K) (2) (ii) exemptive provisions of the Securities and Exchange Commission's Rule 15c3-3 and does not hold customers funds or securities.

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

               For The Three months Ended March 31, 1996 and 1995

NOTE 5 - NET CAPITAL REQUIREMENT (CONTINUED)

Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Company's ratio was
6.78 to 1 and 2.95 to 1 at March 31, 1996 and 1995, respectively.

NOTE 6 - INCOME TAXES

At December 31, 1995, the Company had a net operating loss carry forward of approximately $471,000 that will begin to expire in the year 2009. Due to the lack of historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $174,270, calculated using an effective income tax rate of 31% for the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 1996 and 1995, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $5,810 and $6,150, respectively, for the use of the space.

During the three months ended March 31, 1996, the Company paid rent of approximately $9,000 to the Company's majority stockholder for the use of office space.


NOTE 8 - ACQUISITION

On February 15, 1995, the Company entered into a negotiation to purchase all of the outstanding stock of an NASD/SIPC member broker/dealer for $25,000. The broker/dealer may become a wholly owned subsidiary of the Company and might be inactive until such time the Company's management deems it appropriate to activate it in the expansion of the Company's business. As of March 31, 1996, no agreement has been consummated.

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

               For The Three months Ended March 31, 1996 and 1995

NOTE 9 - COMMON STOCK TRANSACTIONS

During 1995, the Company and its majority stockholder sold 44,100 shares of the Company's common stock. The price of the stock was $5.90 per share andeach purchaser of a share received a warrant which gave the purchaser the right to purchase one share of the Company's stock from the Company for $7.00 per share. The price of the warrants were $.10 each and expire on December 1, 1999. The proceeds of the warrants were retained by the Company.

During 1995, the Company and the majority stockholder initiated a private placement of 80,000 shares of the Company's common stock at a price of $6.00 per share. The shares contained in the offering are to be drawn equally from the authorized but unissued shares of the Company and the majority stockholder. Accordingly, gross proceed from the sale of the stock will be shared equally by the Company and the majority stockholder. As of March 31, 1996, approximately 16,833 shares of the Company's common stock had been sold under
this private placement.   The proceeds from this private placement will be
utilized for additional expansion and working capital by the Company.

In November, 1995, the Company approved a plan to grant options to certain employees to purchase the Company's common stock. The plan provides for the granting of options to purchase a maximum of 100,000 shares of the Company's stock at a price to be determined at the time of grant. The price, however, shall not be greater than $3.00 per share. The plan requires a participant to be employed by the Company for a number of years before exercise. Granted options expire 10 years from the grant date. At March 31, 1996, all of the options had been granted.





                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation.

      Current Operations

The table set forth below reflects the source of revenue earned by the Company during the nine months ended March 31, 1996 and 1995.


                               1996                1995                Increase/(Decrease)
                               ----                ----                ------------------
Source of Revenue Earned
- -------------------------
Commission:
  Proprietary Products        $  9,090             $ 21,200                    $(12,110)
  Transactional                351,364              325,835                      25,529
  Mutual Fund Sales            155,347               60,664                      94,683
  Insurance/Annuity             46,510               51,225                      (4,715)
  Sale of non-proprietary
    limited partnerships        76,595               52,167                      24,428
                              --------             --------                    --------
        Total Commissions      638,906              511,091                     127,815
Other:
  Underwriting fees              6,500                2,500                       4,000
  Miscellaneous                 18,551               14,962                       3,859
                              --------             --------                    --------
     Total                    $663,957             $528,283                    $  7,859
                              ========             ========                    ========

The Company received commissions and underwriting fees of $15,590 and $23,700 from the sale of proprietary products or commissions which were "in house" in character for the three months ended March 31, 1996 and 1995, respectively. This decrease of $8,110 relates to the fact that the Company only participated in one offering other than the private placement of its own shares during the three months ended March 31, 1996. The Company anticipates a significant increase in income from proprietary products and underwritings in the third quarter of fiscal 1996.

Transactional revenues, increased by $25,529 for the three months ended March 31, 1996, as compared to the same period in 1995. This increase relates directly to the increased production of the Company's branch and satellite offices.

Mutual fund revenue increased approximately 94,683 for the three months ended March 31, 1996 as compared to the same period ended 1996. This increase is directly attributable to increased production of the Company's branch and satellite offices.

Limited partnership revenue increased $24,428 from the three months ended March 31, 1995 compared to the same period ended 1996. This increase is also attributable to the increased production of the Company's branch and satellite offices.

As a result of expansion activities not only did the Company experience increased revenues, but the related expenses have also increased. The table set fourth below reflects the expense categories of the Company in which there were significant increase or decrease for The Three months ended March 31, 1996, as compared to the same period in 1995:

                          Increase/
           Expense Category        1996       1995  (decrease)
           ----------------        ----       ----  ---------
           Accounting and Legal  $  3,976 $  11,338 $ (7,362)
           Commissions            497,107   359,030  138,077
           Consulting              11,527       ---   11,527
           Occupancy               25,047    14,010  (11,037)
           Office Expense          10,266     6,408    3,858
           Salaries & Wages        67,669    88,910  (21,241)


Accounting and legal expenses decreased by $7,362 for The Three months ended March 31, 1996 as compared to the same period ended 1995. This decrease is due to the Company changing accounting firms and becoming more active in regulatory reporting.

Commission expense increased from $359,030 for the three months ended March 31, 1995, to $497,107 for the three months ended March 31, 1996. The increase in commissions expense is directly related to the increase in production discussed above.

The commission payout ratio increased from 70% for the three months ended March 31, 1995 to 78% for the same period in 1996. This increase was a direct result of increased production at the Company's branch and satellite offices which have a higher payout ratio and decreased production at the Company's home office which has a lower payout rate.

Consulting fees increased 11,527 for the three months ended March 31, 1996, as compared to the same period in 1995. This increase relates to consulting fees paid to a Company that provides Executive with certain accounting services.

Occupancy costs increased by $11,037 for the three months ended March 31, 1996 as compared to the same period in 1995. This increase relates to the fact that the Company is currently leasing office space in San Diego, CA, which it did not lease in 1995.

Office expense increased $3,858 for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, primarily due to the Company's name change. As a result of the name change the Company had to order new brochures, letterhead and other related supplies.

Salaries and wages decreased for the three month period ended March 31, 1996, as compared to the same period in 1995 by $21,241 due to the Company eliminating certain full time positions and replacing them with part-time people and/or reallocation of the work to existing personnel.




Future Operations

As of March 31, 1996, Executive had approximately 70 registered representatives and is in the process of recruiting several new office locations. As a result of this anticipated growth, the Company amended its restrictive agreement with and received approval from the National Association of Securities Dealers (NASD) to increase the number of registered representatives from 75 to 100 effective September 5, 1995.

The Company is in the process of negotiating an agreement to purchase all of the outstanding stock of Donnellan, Haylett & Co., an NASD/SIPC Member broker/dealer for $25,000. Donnellan, Haylett & Co. would be a wholly owned subsidiary of the Company. Should this proposed acquisition occur, it is anticipated that it (Donnellan, Haylett & Co.) would be inactive until such time that the Company's management deems it appropriate to utilize it in the expansion of its business. As of March 31, 1996, no agreement has been consummated with regards to the terms of the proposed acquisition.

The Company anticipates the completion of an underwriting of an affiliate during fiscal 1996. As a result of these investment banking activities, the Company anticipates significant underwriting fees and enhanced commissions revenues generated by the brokers.

On December 1, 1994, the Company and the majority shareholder initiated a private placement of 100,000 Units. Each Unit sells for $6 and consists of one share of common stock at $5.90 and one warrant at $.10. The warrants have an exercise price of $7.00 a share and may be exercised at any time until December 1, 1999. The 100,000 shares contained in the units offered are to be drawn equally from the authorized but unissued shares of the Company and the majority shareholder. Accordingly, gross proceeds from the sale of the stock are shared equally between the Company and the majority shareholder. Gross proceeds from the sale of warrants shall be received by the Company. This offering concluded in 1995, and 44,100 units were sold providing gross proceeds to the Company of $134,505. The proceeds from this private placement received by the Company have and will be utilized for additional expansion and working capital.

Effective December 15, 1995, the Company initiated a new private placement of 80,000 shares of the Company's stock at $6 a share. The shares contained in this offering, like in the previous offering are to be drawn equally from the authorized but unissued shares of the Company and the majority shareholder. As of February 22, 1996, 15,500 shares had been sold resulting in gross proceeds to the Company of $93,000.

As of December 31, 1995, the Company is in the process of negotiating exclusive investment product marketing and financial services agreements with several large medical groups, alliances and state associations. It is management's belief that when the Company receives letters of intent and/or contracts for services for these exclusive investment product marketing and financial services agreements, it will not only enhance the operating performance of the Company, but it will also position the Company for a secondary public offering of the Company's stock.


In addition, with the increase of the in-house securities/insurance brokers and outside independent brokers, coupled with the increased investment banking activities and the sale of insurance-related products and services, it is management's belief that it has and will have the liquid resources to not only sustain its operations, but become profitable in fiscal 1996.

Regulatory Net Capital

As a securities broker-dealer, the Company is subject to the net capital rules of the United States Securities and Exchange Commission and similar rules in force in the states where the Company is registered as a securities broker-dealer. The aggregate indebtedness of a securities broker-dealer in relation to its net capital is also subject to Commission rules. Such rules are somewhat complex in the manner that regulatory net capital is computed. In summary, however, the computation of regulatory net capital relates to the stockholder's equity of the Company taking into account deductions from such stockholder's equity which relate to non-allowable assets which are a non-liquid type and reductions in the market value of investment securities owned by the Company in accordance with rule-prescribed "haircuts". Under the rules, the aggregate indebtedness of the Company in relation to its net capital may not exceed a ration of 15 to 1.

The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of March 31, 1996 and 1995:



                                            1996          1995
                                           ------------  ------------
          Net Capital                      $ 28,358      $ 55,103
          Aggregate Indebtedness            192,338       162,760
          Ratio of aggregate indebtedness
            to net capital                 6.78 to 1      2.95 to 1


The National Association of Securities Dealers, Inc. (the "NASD") requires certain members, such as the Company, to maintain net capital equal to the greater of 130% of the Commission's net capital requirement or 6 2/3% of aggregate indebtedness.

The increase in aggregate indebtedness from $162,760 to $192,338 at March 31, 1995 and 1996, respectively, is related to the expansion of the Company's sales force. As a result of the increase in the sales force, monthly commissions payable have increased from 1995 to 1996.

The increase in the ratio of aggregate indebtedness to net capital for the three months ended March 31, 1996, is directly related to the increase in aggregate indebtedness. This is due to the fact that net capital for the period remained approximately the same.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.
     Not Applicable

Item 2.    Changes in Securities.
     Not Applicable

Item 3.    Defaults Upon Senior Securities.
     Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
     Not Applicable

Item 5.    Other Information.
     Not Applicable

Item 6.    Exhibits and Reports on Form 8-K.
     27    Financial Data Schedule (for SEC use only)









              [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

     In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

     MAY, 7, 1996

                                BY   Guy S. Della Penna
                                     ---------------------------------
                                     Guy S. Della Penna, President and
                                     Chief Executive Officer

     MAY 7, 1996
                                BY  J. Scott Fulton
                                    -----------------------------------
                                    J. Scott Fulton, Executive Vice President
                                    Chief Operating Officer and Treasurer

     MAY 7, 1996

                                BY  Bonnie S. Gilmore
                                    -----------------------------------
                                    Bonnie S. Gilmore, Vice President
                                    Chief Financial Officer and Secretary