Form 10QSB
period 1996-06-30
EXECUTIVE WEALTH MANAGEMENT SERVICES INC /FL/
filed 1996-08-12
CIK 888386

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10Q-SB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the six months ended                                  Commission File Number
June 30, 1996                                             33-48017-A

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                            (a Florida corporation)
             (Exact name of Registrant as specified in its Charter)

          Florida                                               59-2087068
- ------------------------------                           -----------------------
State or other jurisdiction of                               I.R.S. Employer
incorporation or organization                             Identification Number

               2323 Stickney Point Road, Sarasota, Florida  34231
               --------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (941) 921-9700

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

For the six months ended June 30, 1996, the Registrant had revenues of $1,465,362.

As of June 30, 1996, the Registrant had 5,000,000 Shares authorized and 483,067 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was sold is $1,166,274.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Set forth below are the unaudited financial statements reflecting the Company's financial condition as of June 30, 1996, and the related statements of operations and shareholders' equity for the six months ended June 30, 1996 and 1995.





              [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                                 BALANCE SHEET

                           June 30, 1996 (Unaudited)

                                                         ASSETS
CURRENT ASSETS
  Cash                                                                                         $ 11,640
  Accounts receivable from
     correspondent brokers                                                                      250,499
                                                                                               --------

        TOTAL CURRENT ASSETS                                                                    262,139

INVESTMENTS                                                                                        -

  Furniture, Fixtures and Equipment -
    at cost net of accumulated depreciation                                                      41,546

OTHER ASSETS
   Deposits with clearing organizations                                                          43,065
   Other deposits                                                                                 1,934
                                                                                               --------

     TOTAL ASSETS                                                                              $348,684
                                                                                               ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                                             $ 66,558
  Commissions Payable                                                                           205,842
                                                                                               --------

     TOTAL CURRENT LIABILITIES                                                                  272,400

STOCKHOLDERS' EQUITY
  Preferred Stock - authorized 750,000
   shares of $.01 par value; no shares
   issued or outstanding                                                                           -
  Common Stock - authorized 5,000,000
   shares of $.01 par value; issued and
   outstanding 483,067 shares                                                                     4,831
  Additional paid-in capital                                                                    818,276
  Additional paid-in capital, warrants                                                            4,410
  Retained earnings                                                                            (751,233)
                                                                                               --------
         TOTAL STOCKHOLDERS' EQUITY
                                                                                               $ 76,284
                                                                                               --------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                                                       $348,684
                                                                                               ========


                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                            STATEMENTS OF OPERATION

             For The Three and Six Months Ended June 30 (Unaudited)


                                                       Six Months Ended June 30                     Three Months Ended June 30
                                                         1996              1995                      1996              1995
                                                         ----              ----                      ----              ----
REVENUE
  Commissions                                         $1,407,333        $1,255,686                 $777,517          $742,094
  Underwriting fees                                       26,134            56,150                   10,544            56,150
Other income                                              31,895            30,346                   13,344            15,655
                                                      ----------        ----------                 --------          --------
TOTAL REVENUE                                          1,465,362         1,342,182                  801,405           813,899
                                                      ----------        ----------                 --------          --------

EXPENSES
  Accounting/Legal                                        14,406            12,305                   10,430             1,167
  Advertising                                              3,597             7,970                    2,425             2,211
  Board of Directors fees                                  8,000             8,000                    4,000             4,000
  Clearing charges                                       112,940           109,788                   59,070            58,880
  Commissions                                          1,123,410         1,000,065                  611,304           641,035
  Consulting fees                                         21,077               200                    9,550              -
  Dues and subscriptions                                   3,080             3,999                    1,420             2,515
  Depreciation                                             5,839             5,734                    2,975             2,867
  Insurance                                                7,392             3,293                    3,753             (119)
  Meetings and seminars                                      806            (1,361)                     550             1,704
  Miscellaneous                                            4,904             6,272                   16,656             3,045
  Occupancy costs                                         46,387            30,470                   21,340            16,460
  Office expenses                                         16,067            12,813                    5,584             6,404
  Professional development                                   250               102                      -                -
  Regulatory                                               8,100             8,391                    2,444               127
  Rental equipment                                         5,316             6,438                    2,649             3,045
  Salaries and wages                                     145,829           138,954                   78,160            50,044
  Taxes                                                   18,578            13,890                    9,266             7,172
  Travel and lodging                                      25,710            11,528                   13,936             4,432
  Utilities                                               15,847            16,247                    7,984             8,944
                                                      ----------        ----------                 --------          --------
TOTAL OPERATING EXPENSES                               1,587,535         1,395,098                  863,496           813,933
                                                      ----------        ----------                 --------          --------

OPERATING INCOME/(LOSS)                                 (122,173)          (52,916)                 (62,091)              (34)
                                                      ----------        ----------                 --------          --------

NET INCOME/(LOSS)                                     $ (122,173)       $  (52,916)                $(62,091)         $    (34)
                                                      ==========        ==========                 ========          ========


NET INCOME/(LOSS) PER SHARE                           $    (.253)       $    (.116)                $  (.129)         $  (.000)
                                                      ==========        ==========                 ========          ========


                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  For The Six Months Ended June 30 (Unaudited)


                                                                            Additional
                                                           Additional        Paid-In       Retained
                                Preferred       Common       Paid-In         Capital       Earnings
                                  Stock          Stock       Capital         Warrants      (Deficit)      Total
                                ----------     ----------   ----------      ----------    -----------   ---------
Balance at January 1, 1995            -        $  4,408      $598,210          $  -        $(513,181)   $ 89,437

Issuance of common stock                            150        88,350           3,000                     91,500

Syndication costs                                              (9,530)                                    (9,530)

Net loss for the six
  months ended
 June 30, 1995                                                                               (52,916)    (52,916)
                                ----------    ---------      --------          ------      ---------    --------

Balance at
June 30, 1995                   $     -        $  4,558      $677,030          $3,000      $(566,097)   $118,491
                                ==========     ========      ========          ======      =========    ========



                                                           Additional       Retained
                              Preferred        Common        Paid-In        Earnings         Stock
                                Stock           Stock        Capital        (Deficit)       Warrants      Total
                              ---------       ----------    ----------     ----------       --------    ---------
Balance at
January 1, 1996                 $    -         $  4,629      $706,853       $(629,060)       $4,410      $ 86,832

Issuance of Common Stock                            202       121,098                                     121,300

Syndication Costs                                              (9,675)                                     (9,675)

Net loss for six
  months ended
  June 30, 1996                      -             -             -           (122,173)          -        (122,173)
                                ----------     --------      --------       ---------        ------      --------

Balance at
June 30, 1996                   $    -         $  4,831      $816,276       $(751,233)       $4,410      $ 76,284
                                ==========     ========      ========       =========        ======      ========


                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                            STATEMENT OF CASH FLOWS

                  For The Six Months Ended June 30 (Unaudited)

                                                                         1996            1995
                                                                       --------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                   $(122,173)        $(52,916)
  Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation                                                         5,839            5,734

     (Increase) decrease in operating assets:
       Receivable from correspondent brokers                            (37,610)        (154,382)
       Receivable - other                                               (30,573)           1,658
       Deposits                                                            (641)          (3,008)
     Increase (decrease) in operating liabilities:
      Accounts payable                                                    8,399            5,271
      Commissions payable                                                61,298          136,474
                                                                      ---------         --------
             Net cash provided by (used in) operating activities       (115,461)         (61,169)
                                                                      ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                 (5,035)            -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                              121,300           91,500
  Cash paid for syndication costs                                        (9,567)          (9,530)
                                                                      ---------         --------
              Net cash provided by (used in) financing activities       111,733           81,970
                                                                      ---------         --------

NET INCREASE (DECREASE) IN CASH                                          (8,763)          20,801

CASH AT BEGINNING OF PERIOD                                              20,403            4,566
                                                                      ---------         --------

CASH AT END OF PERIOD                                                 $  11,640         $ 25,367
                                                                      =========         ========


                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                For The Six Months Ended June 30, 1996 and 1995


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

Receivable from Correspondent Brokers
The receivable from correspondent brokers and broker/dealers represent commissions earned which had not been received at June 30, 1996. Management has determined that these amounts are fully collectible.

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

Loss Per Share
Loss per share is computed based upon 483,067 and 455,800 shares outstanding during the periods ended June 30, 1996 and 1995, respectively.


Note 2 - DEPOSIT WITH CLEARING ORGANIZATION

Deposits with clearing organizations represent investments in money markets. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreement between the parties. Deposits are reflected at fair market value.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                   For The Six Months June 30, 1996 and 1995


Note 3 - FURNITURE, FIXTURES AND EQUIPMENT

A summary of furniture, fixtures and equipment follows:

                                                    June 30, 1996
                                                    -------------
     Furniture and fixtures                            $ 37,951
     Equipment                                           31,589
     Leasehold improvements                               6,622
                                                       --------
                                                         76,162
     Less:  Accumulated Depreciation                    (34,616)
                                                       --------
                                                       $ 41,546
                                                       --------

Note 4 - Operating Leases

Rent expense for the six months ended June 30, 1996 and 1995 was $46,387 and $30,470, respectively.

During the six months ended June 30, 1995 and 1994, the Company received rental income from two of its affiliates for office space. Rental income for the six months ended June 30, 1996 and 1995 was $11,739 and $12,299, respectively.

Note 5 - NET CAPITAL REQUIREMENT

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000. In December of 1991, the National Association of Securities Dealers, Inc. approved the Company as a fully disclosed broker/dealer. The Company has a restrictive agreement to maintain a net capital of 130% of the minimum requirement or 6 2/3% of aggregate indebtedness for each of the six month periods ended June 30, 1996 and 1995.

The Company had net capital of $29,952 or 165% and $67,865 or 374% of the minimum requirement at June 30, 1996 and 1995, respectively. The net capital rules may effectively restrict the payment of dividends to the Company's stockholders. The Company operates pursuant to the (K) (2) (ii) exemptive provisions of the Securities and Exchange Commission's Rule 15c3-3 and does not hold customers funds or securities.

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                For The Six months Ended June 30, 1996 and 1995



NOTE 5 - NET CAPITAL REQUIREMENT (CONTINUED)

Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Company's ratio was
9.09 to 1 and 4.01 to 1 at June 30, 1996 and 1995, respectively.

NOTE 6 - INCOME TAXES

At December 31, 1995, the Company had a net operating loss carry forward of approximately $471,000 that will begin to expire in the year 2009. Due to the lack of historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $174,270, calculated using an effective income tax rate of 31% for the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 1996 and 1995, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $11,739 and $12,299, respectively, for the use of the space.

During the six months ended June 30, 1996, the Company paid rent of approximately $18,000 to the Company's majority stockholder for the use of office space.


NOTE 8 - ACQUISITION

On February 15, 1995, the Company entered into a negotiation to purchase all of the outstanding stock of an NASD/SIPC member broker/dealer for $25,000. The broker/dealer may become a wholly owned subsidiary of the Company and might be inactive until such time the Company's management deems it appropriate to activate it in the expansion of the Company's business. As of June 30, 1996, no agreement has been consummated.

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                For The Six months Ended June 30, 1996 and 1995



NOTE 9 - COMMON STOCK TRANSACTIONS

During 1995, the Company and its majority stockholder sold 44,100 shares of the Company's common stock. The price of the stock was $5.90 per share and each purchaser of a share received a warrant which gave the purchaser the right to purchase one share of the Company's stock from the Company for $7.00 per share. The price of the warrants were $.10 each and expire on December 1, 1999. The proceeds of the warrants were retained by the Company.

During 1995, the Company and the majority stockholder initiated a private placement of 80,000 shares of the Company's common stock at a price of $6.00 per share. The shares contained in the offering are to be drawn equally from the authorized but unissued shares of the Company and the majority stockholder. Accordingly, gross proceed from the sale of the stock will be shared equally by the Company and the majority stockholder. As of June 30, 1996, approximately 20,200 shares of the Company's common stock had been sold under this private placement. The proceeds from this private placement will be utilized for additional expansion and working capital by the Company.

In November, 1995, the Company approved a plan to grant options to certain employees to purchase the Company's common stock. The plan provides for the granting of options to purchase a maximum of 100,000 shares of the Company's stock at a price to be determined at the time of grant. The price, however, shall not be greater than $3.00 per share. The plan requires a participant to be employed by the Company for a number of years before exercise. Granted options expire 10 years from the grant date. At December 31, 1995, all of the options had been granted.

In May, 1996, the Board of Directors passed a resolution to split the outstanding common stock shares of Executive Wealth Management Services, Inc. on a 5 for 1 basis effective September 1, 1996. As of June 30, 1996, it is expected that this split will be effective at that time.





                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Current Operations

The table set forth below reflects the source of revenue earned by the Company during the six months ended June 30, 1996 and 1995.

                                              1996          1995         Increase/(Decrease)
                                             ------        ------        ------------------
Source of Revenue Earned
Commission:
    Proprietary Products                  $   19,634    $   43,900            $(24,266)
    Transactional                            790,290       822,162             (31,872)
    Mutual Fund Sales                        364,700       198,180             166,520
    Insurance/Annuity                        103,491       144,510             (41,019)
    Sale of non-proprietary
        limited partnerships                 148,852        90,833              58,019
                                          ----------    ----------            --------

              Total Commissions            1,426,967     1,299,585             127,382
Other:
    Underwriting fees                          6,500        12,250              (5,750)
    Miscellaneous                             31,895        30,347               1,548
                                          ----------    ----------            --------
              Total                       $1,465,362    $1,342,182            $123,180
                                          ==========    ==========            ========

The Company received commissions and underwriting fees of $26,134 and $56,150 from the sale of proprietary products or commissions which were "in house" in character for the six months ended June 30, 1996 and 1995, respectively. This decrease of $30,016 relates to the fact that the Company only participated in one offering other than the private placement of its own shares during the six months ended June 30, 1996. The Company anticipates a significant increase in income from proprietary products and underwritings during the remaining of fiscal 1996.

Transactional revenues, decreased by $31,872 from $822,162 to $790,290 for the six months ended June 30, 1996, as compared to the same period in 1995. This decrease is primarily attributable to general market conditions and due to the Altamonte Springs, Florida branch office dividing into three satellite branches. While in the short-term, the split of the Altamonte Springs office may have caused a slight decrease in production, it is management's opinion that long-term effect on overall production will be positive. All three offices are actively recruiting brokers and have plans of expansion.

Mutual Fund revenue and limited partnership revenues increased $166,520 and $58,019 during the six months ended June 30, 1996 compared to the same period ended 1995, respectively. These increases are due to an increase in production of the Company's branch and satellite offices.

The table set fourth below reflects the expense categories of the Company in which there were significant increase or decrease for the six months ended June 30, 1996, as compared to the same period in 1995:


                                                                               Increase/
                 Expense Category                    1996         1995        (decrease)
                 ----------------                    ----      ---------       ---------
                 Commissions                     $1,123,410   $1,000,065       $123,345
                 Consulting fees                     21,077          200         20,877
                 Occupancy                           46,387       30,470         15,917
                 Salary and wages                   145,829      138,954          6,875
                 Taxes                               18,578       13,890          4,688
                 Travel and Lodging                  25,710       11,528         14,182


Commission expense increased $123,345 for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. This increase is due to the previously mentioned increase in total revenue.

Consulting fees increased $15,917 for the six months ended June 30, 1996, as compared to the same period ended 1995. This increase is primarily attributable to the outsourcing of accounting and compliance functions as of the last quarter of 1995 to the present.

Occupancy costs increased by $15,917 for the six months ended June 30, 1996 as compared to the same period in 1995. This increase relates to the fact that the Company is currently leasing office space in San Diego, CA, which it leased for the latter part of 1995. This office space is being utilized in the Company's business development plan for offering exclusive investment product marketing and financial service agreements with large medical groups, alliances and state associations, of which two of these organizations are located in California.

Salaries and wages increased $6,875 for the six month period ended June 30, 1996, as compared to the same period ended in 1995. This increase relates to the Company hiring a full time in-house general counsel. Such decision was based primarily due to his background and expertise in insurance marketing as well as general corporate matters. His expertise will be utilized in the development and marketing to the medical groups, alliances and state organizations. However, in addition to his marketing knowledge and experience, his addition is expected to result in reduced legal fees experienced by the Company.

Taxes increased $4,688 for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. This increase is directly related to the increase in commissions, for those representatives located in the home office, and the increase in salaries and wages.

Travel and lodging increased $14,182 for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. This increase relates to the Company's aggressive pursuit of medical groups, alliances and state associations and the extensive associated travel.

Future Operations

         As of June 30, 1996, Executive had approximately 70 registered representatives and is in the process of recruiting several new representatives to its home office branch. As a result of this anticipated growth, the Company amended its restrictive agreement with and received approval from the National Association of Securities Dealers (NASD) to increase the number of registered representatives from 75 to 100 effective September 5, 1995.

         The Company is in the process of negotiating an agreement to purchase all of the outstanding stock of Donnellan, Haylett & Co., an NASD/SIPC Member broker/dealer for $25,000. Donnellan, Haylett & Co. would be a wholly owned subsidiary of the Company. Should this proposed acquisition occur, it is anticipated that it (Donnellan, Haylett & Co.) would be inactive until such time that the Company's management deems it appropriate to utilize it in the expansion of its business. As of June 30, 1996, no agreement has been consummated with regards to the terms of the proposed acquisition. As indicated previously, management is in the process of further due diligence and negotiations.

The Company anticipates the completion of an underwriting of an affiliate during the fourth quarter 1996. As a result of these investment banking activities, the Company anticipates significant underwriting fees and enhanced commissions revenues generated by the brokers.

         As of June 30, 1996, the Company is in the process of negotiating exclusive investment product marketing and financial services agreements with several large medical groups, alliances and state associations. The Company has received signed letters of endorsement from one such organization. Management is in the process of securing letters of intent of which one has been signed, and is pursuing contracts for services for these exclusive investment product marketing and financial services agreements. This activity will not only enhance the operating performance of the Company, but it is anticipated that it will position the Company for a secondary public offering of the Company's stock.

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

The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of June 30, 1996 and 1995:


                                                              1996             1995
                                                            --------         --------
         Net Capital                                        $29,952          $ 67,865
         Aggregate Indebtedness                             272,400           272,225
         Ratio of aggregate indebtedness
             to net capital                                 9.09 to 1        4.01 to 1


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

Exhibits
      27   Financial Data Schedule (For SEC Use Only)




             [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

                 In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EXECUTIVE SECURITIES, INC.

   AUGUST 8, 1996
- -----------------------

                                   BY  Guy S. Della Penna
                                       ----------------------------------
                                       Guy S. Della Penna, President and
                                       Chief Executive Officer

   AUGUST 8, 1996
- -----------------------

                                   BY  J. Scott Fulton
                                       -----------------------------------------
                                       J. Scott Fulton, Executive Vice President
                                       Chief Operating Officer and Treasurer




   AUGUST 8, 1996                  BY  Bonnie S. Gilmore
- -----------------------                -------------------------------------
                                       Bonnie S. Gilmore, Vice President
                                       Chief Financial Officer and Secretary