Form 10QSB
period 1996-09-30
EXECUTIVE WEALTH MANAGEMENT SERVICES INC /FL/
filed 1996-11-12
CIK 888386

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10Q-SB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended                               Commission File Number
September 30, 1996                                                  33-48017-A

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                            (a Florida corporation)
             (Exact name of Registrant as specified in its Charter)

           Florida                                             59-2087068
------------------------------                            ---------------------
State or other jurisdiction of                              I.R.S. Employer
incorporation or organization                             Identification Number


              2323 Stickney Point Road, Sarasota, Florida  34231
              --------------------------------------------------
              (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (941) 921-9700

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

For the nine months ended September 30, 1996, the Registrant had revenues of $2,191,490.

As of September 30, 1996, the Registrant had 5,000,000 Shares authorized and 2,497,725 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was sold is $1,294,992.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Set forth below are the unaudited financial statements reflecting the Company's financial condition as of September 30, 1996, and the related statements of operations and shareholders' equity for the nine and three months ended September 30, 1996 and 1995.












              [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                                 BALANCE SHEET

                         September 30, 1996 (Unaudited)

                                     ASSETS

CURRENT ASSETS
 Cash                                                        $ 38,995
 Accounts receivable from
  correspondent brokers                                       196,612
 Accounts receivable from
  affiliates and employees                                      9,061
                                                             --------

   TOTAL CURRENT ASSETS                                       244,668

INVESTMENTS                                                         -


FURNITURE, FIXTURES AND EQUIPMENT at cost
 net of accumulated depreciation                               38,515

OTHER ASSETS
 Deposits with clearing organizations                          43,396
 Other deposits                                                 1,934
                                                             --------

  TOTAL ASSETS                                               $328,513
                                                             ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts Payable                                            $ 30,641
 Commissions Payable                                          184,463
                                                             --------

  TOTAL CURRENT LIABILITIES                                   215,104


STOCKHOLDERS' EQUITY
 Preferred Stock - authorized 750,000
  shares of $.01 par value; no shares
  issued or outstanding -
 Common Stock - authorized 5,000,000
  shares of $.002 par value; issued and
  outstanding 2,497,725 shares                                  4,995
 Additional paid-in capital                                   891,678
 Additional paid-in capital, warrants                           4,410
 Retained earnings                                           (787,674)
                                                             --------
  TOTAL STOCKHOLDERS' EQUITY                                 $113,409
                                                             --------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                     $328,513
                                                             ========

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                            STATEMENTS OF OPERATION

          For The Three and Nine Months Ended September 30 (Unaudited)


                                     Nine Months Ended                 Three Months Ended
                                        September 30                       September 30
                                    1996            1995                1996         1995
                                    ----            ----                ----         ----
REVENUE
 Commissions                       $2,115,483    $2,078,745           $682,534      $779,159
 Underwriting fees                      9,750        12,250              9,232          -
 Other income                          66,257        45,258             22,362        14,912
                                   ----------    ----------           --------      --------
TOTAL REVENUE                       2,191,490     2,136,253            714,128       794,071
                                   ----------    ----------           --------      --------

EXPENSES
 Accounting/Legal                      17,193        17,574              2,787         5,269
 Advertising                            3,890         8,337                293           167
 Board of Directors fees               12,000        12,000              4,000         4,000
 Clearing charges                     180,402       172,317             55,461        62,530
 Commissions                        1,658,994     1,602,802            535,583       602,737
 Consulting fees                       23,544           200              2,467          -
 Dues and subscriptions                 6,736         5,879              3,655         1,880
 Depreciation                           8,870         8,609              3,031         2,875
 Insurance                              9,503         8,825              2,112         5,532
 Meetings and seminars                  1,867        (1,186)             1,062           175
 Miscellaneous                          7,351        10,656              2,445         4,384
 Occupancy costs                       67,870        52,950             21,483        22,480
 Office expenses                       21,632        19,490              5,565         6,065
 Professional development                 505           102                255          -
 Regulatory                            10,393        12,110              2,292         4,330
 Rental equipment                       6,198         9,387                883         2,949
 Salaries and wages                   226,758       216,543             80,929        77,589
 Taxes                                 25,340        20,052              6,762         6,161
 Travel and lodging                    38,458        15,963             12,748         4,436
 Utilities                             22,600        22,930              6,755         6,683
                                   ----------    ----------           --------      --------
TOTAL OPERATING EXPENSES            2,350,104     2,215,540            750,568       820,242
                                   ----------    ----------           --------      --------

OPERATING INCOME/(LOSS)              (158,614)      (79,287)           (36,440)      (26,171)
                                   ----------    ----------           --------      --------

NET INCOME/(LOSS)                  $ (158,614)   $  (79,287)          $(36,440)     $(26,171)
                                   ==========    ==========           ========      ========

NET INCOME/(LOSS) PER SHARE        $    (.064)   $    (.035)          $  (.015)     $  (.011)
                                   ==========    ==========           ========      ========

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For The Nine Months Ended September 30 (Unaudited)

                                                                             Additional
                                                               Additional     Paid-In      Retained
                                   Preferred     Common         Paid-In       Capital       Earnings
                                     Stock        Stock         Capital       Warrants     (Deficit)        Total
                                   ---------     ------        ----------    ----------    ---------      --------
Balance at January 1, 1995             -         $4,408        $598,210      $   -         $(513,181)     $ 89,437

Issuance of common stock                            175         102,579          4,000                     106,754

Syndication costs                                               (10,684)                                   (10,684)

Net loss for the nine
 months ended
 September 30, 1995                                                                          (79,287)      (79,287)
                                   ---------     ------        --------      ---------     ---------      --------

Balance at
September  30, 1995                $   -         $4,583        $687,905      $   4,000     $(594,268)     $106,220
                                   =========     ======        ========      =========     =========      ========

                                                                      Additional Retained
                                   Preferred     Common         Paid-In       Earnings      Stock
                                     Stock        Stock         Capital       (Deficit)    Warrants        Total
                                   ---------     ------        ----------    ----------    ---------     ---------
Balance at
January 1, 1996                    $   -         $4,629        $706,853      $(629,060)    $   4,410     $  86,832

Issuance of Common Stock                            322         200,628                                    200,950
Exercise of Options                                  44                                                         44

Syndication Costs                                               (15,803)                                   (15,803)
Net loss for nine
 months ended
 September 30, 1996                    -            -              -          (158,614)            -      (158,614)
                                   ---------     ------        --------      ---------     ---------     ---------
Balance at
September 30, 1996                 $   -         $4,995        $891,676      $(787,674)    $   4,410     $ 113,409
                                   =========     ======        ========      =========     =========     =========

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                            STATEMENT OF CASH FLOWS

               For The Nine Months Ended September 30 (Unaudited)



                                                 1996            1995
                                                 ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                             $(158,614)      $(79,287)
 Adjustments to reconcile net income
  to net cash used in operating activities:
  Depreciation                                     8,870          8,609

 (Increase) decrease in operating assets:
  Receivable from correspondent brokers           16,278       (120,527)
  Receivable - other                             (39,633)        (5,010)
  Deposits                                          (972)          (500)
  Other assets                                       -           (4,148)
 Increase (decrease) in operating liabilities:
  Accounts payable                               (27,519)         7,335
  Commissions payable                             39,920         93,073
                                               ---------       --------
     Net cash provided by (used in)
     operating activities                       (161,670)      (100,455)
                                               ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                            (5,035)           -
                                               ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                        201,100        106,754
 Cash paid for syndication costs                 (15,803)       (10,684)
                                               ---------       --------

     Net cash provided by (used in)
     financing activities                        185,297         96,070
                                               ---------       --------
NET INCREASE (DECREASE) IN CASH                   18,592         (4,385)

CASH AT BEGINNING OF PERIOD                       20,403          4,566
                                               ---------       --------

CASH AT END OF PERIOD                          $  38,995       $    181
                                               =========       ========

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

             For The Nine Months Ended September 30, 1996 and 1995


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

Receivable from Correspondent Brokers
The receivable from correspondent brokers and broker/dealers represent commissions earned which had not been received at September 30, 1996. Management has determined that these amounts are fully collectible.

Furniture, Fixtures and Equipment
Furniture, fixtures and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of assets to operations over their estimated useful lives using the straight-line method.

Investments

The Company was issued 55,263 shares of common stock of Flight Sciences, Inc. This stock was issued to the Company in relation to a private offering of Flight Sciences' promissory notes. These shares represent approximately 5% of Flight Sciences, Inc.'s outstanding common stock. The Company has assigned no value to the stock due to the fact that there is no ready market for it and its value is not determinable.

Loss Per Share
Loss per share is computed based upon 2,497,725 and 2,291,500 shares outstanding during the periods ended September 30, 1996 and 1995, respectively.


Note 2 - DEPOSIT WITH CLEARING ORGANIZATION

Deposits with clearing organizations represent investments in money markets. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreement between the parties. Deposits are reflected at net fair market value.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                For The Nine Months September 30, 1996 and 1995


Note 3 - FURNITURE, FIXTURES AND EQUIPMENT

A summary of furniture, fixtures and equipment follows:


                                          September 30, 1996
                                          ------------------
            Furniture and fixtures               $37,951
            Equipment                             31,589
            Leasehold improvements                 6,622
                                                 -------
                                                  76,162
            Less:  Accumulated Depreciation      (37,647)
                                                 -------
                                                 $38,515
                                                 -------

Note 4 - Operating Leases

Rent expense for the nine months ended September 30, 1996 and 1995 was $67,870 and $52,950, respectively.


Note 5 - NET CAPITAL REQUIREMENT

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000. In December of 1991, the National Association of Securities Dealers, Inc. approved the Company as a fully disclosed broker/dealer. The Company has a restrictive agreement to maintain a net capital of 130% of the minimum requirement or 6 2/3% of aggregate indebtedness for each of the nine month periods ended September 30, 1996 and 1995.

The Company had net capital of $58,922 or 411% and $44,330 or 285% of the minimum requirement at September 30, 1996 and 1995, respectively. The net capital rules may effectively restrict the payment of dividends to the Company's stockholders. The Company operates pursuant to the (K) (2) (ii) exemptive provisions of the Securities and Exchange Commission's Rule 15c3-3 and does not hold customers funds or securities.

Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Company's ratio was
3.65 to 1 and 5.25 to 1 at September 30, 1996 and 1995, respectively.

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

             For The Nine months Ended September 30, 1996 and 1995


NOTE 6 - INCOME TAXES

At December 31, 1995, the Company had a net operating loss carry forward of approximately $471,000 that will begin to expire in the year 2009. Due to the lack of historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $174,270, calculated using an effective income tax rate of 31% for the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 1996 and 1995, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $17,469 and $18,449, respectively, for the use of the space.

During the nine months ended September 30, 1996, the Company paid rent of approximately $21,000 to the Company's majority stockholder for the use of office space.

NOTE 8 - ACQUISITION

On February 15, 1995, the Company entered into a negotiation to purchase all of the outstanding stock of an NASD/SIPC member broker/dealer for $25,000. The broker/dealer may become a wholly owned subsidiary of the Company and might be inactive until such time the Company's management deems it appropriate to activate it in the expansion of the Company's business. As of September 30, 1996, no agreement has been consummated.

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

During 1995, the Company and the majority stockholder initiated a private placement of 80,000 shares of the Company's common stock at a price of $6.00 per share. The shares contained in the offering are to be drawn equally from the authorized but unissued shares of the Company and the

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

             For The Nine months Ended September 30, 1996 and 1995


NOTE 9 - COMMON STOCK TRANSACTIONS (CONTINUED)

majority stockholder. Accordingly, gross proceeds from the sale of the stock will be shared equally by the Company and the majority stockholder. As of September 30, 1996, approximately 32,200 shares of the Company's common stock had been sold under this private placement. The proceeds from this private placement will be utilized for additional expansion and working capital by the Company.

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

During July, 1996, the majority stockholder exercised 9,828 options at $3.00 per share or $29,484 in aggregate to the Company.

In May, 1996, the Board of Directors passed a resolution to split the outstanding common stock shares of Executive Wealth Management Services, Inc. on a 5 for 1 basis effective September 20, 1996. Common stockholders of record as of September 20, 1996, were entitled to the 5 for 1 forward common stock split.




              [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

             For The Nine months Ended September 30, 1996 and 1995


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation.

      Current Operations

The table set forth below reflects the source of revenue earned by the Company during the nine months ended September 30, 1996 and 1995.


                                       1996         1995      Increase/(Decrease)
                                       ----         ----      ------------------
Source of Revenue Earned

Commission:
  Proprietary Products             $   25,616    $   49,100       $ (23,484)
  Transactional                     1,120,507     1,316,186        (195,679)
  Mutual Fund Sales                   563,482       391,730         171,752
  Insurance/Annuity                   210,666       196,825          13,841
  Sale of non-proprietary
    limited partnerships              195,212       124,904          70,308
                                   ----------    ----------        --------

          Total Commissions         2,115,483     2,078,745          36,738
Other:
  Underwriting fees                     9,750        12,250          (2,500)
  Miscellaneous                        66,257        45,258          20,999
                                   ----------    ----------        --------
                      Total        $2,191,490    $2,136,253       $  55,237
                                   ==========    ==========       =========

The Company received commissions and underwriting fees of $35,366 and $61,350 from the sale of proprietary products or commissions which were "in house" in character for the nine months ended September 30, 1996 and 1995, respectively. This decrease of $25,984 relates to the fact that the Company only participated in one offering other than the private placement of its own shares during the nine months ended September 30, 1996. The Company anticipates a significant increase in income from proprietary products and affiliate and third party underwritings during the first quarter of fiscal 1997.

While overall revenue increased $55,237, or approximately 2.5% during the nine months ended September 30, 1996, compared to the same period ended 1995, there was a shift from transactional revenue to mutual fund and limited partnership revenue.

Transactional revenues, decreased by $195,679 or 14.87% from $1,316,186 to $1,120,507 for the nine months ended September 30, 1996, as compared to the same period in 1995. This decrease is primarily attributable to general market conditions and due to the Altamonte Springs, Florida branch office dividing into three independent branch offices. While in the short-term, the split of the Altamonte

Springs office may have caused a slight decrease in production, it is management's opinion that long-term effect on overall production will be positive. All three offices are actively recruiting brokers and have plans of expansion.

Mutual Fund revenue and limited partnership revenues increased $171,752, 43.84% and $70,308, 56.29% during the nine months ended September 30, 1996 compared to the same period ended 1995, respectively. These increases are due to an increase in production of the Company's branch and satellite offices.

The table set fourth below reflects the expense categories of the Company in which there were significant increase or decrease for the nine months ended September 30, 1996, as compared to the same period in 1995:

                                                                      Increase/
     Expense Category                   1996          1995            (decrease)
     ----------------                   ----          ----             --------
     Advertising                          3,890         8,337            (4,447)
     Commissions                     $1,658,994    $1,602,802          $ 56,192
     Consulting fees                     23,544           200            23,344
     Meetings and Seminars                1,867        (1,361)            3,228
     Occupancy                           67,870        52,950            14,920
     Rental equipment                     6,198         9,387            (3,189)
     Salary and wages                   226,758       216,543            10,215
     Taxes                               25,340        20,052             5,288
     Travel and Lodging                  38,458        15,963            22,495

Advertising expense decreased $4,447 or 53.34% from $8,337 to $3,890 for the nine months ended September 30, 1995 compared to the same period ended 1996. The decrease is due to the fact that the Company only participated in one offering during the nine months ended September 30, 1996.

Commission expense increased $56,192 for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. As a percentage of total revenue, commissions rose from 75% for the nine months ended September 30, 1995 to 75.7% for the same period ended 1996. This increase is due to the reduced production of the home office for the nine months ended September 30, 1996 as compared to the same period in 1995.

Consulting fees increased $23,344 for the nine months ended September 30, 1996, as compared to the same period ended 1995. This increase is primarily attributable to the outsourcing of accounting and compliance functions effective the last quarter of 1995. These functions were brought back in-house in August 1996.

Meetings and seminars increased $3,228 for the nine months ended September 30, 1996 compared to the same period ended 1995. This increase is primarily due to the Company's annual compliance meeting which was held in September 1996.

Occupancy costs increased by $14,920 for the nine months ended September 30, 1996 as compared to the same period in 1995. This increase relates to the fact that the Company is currently leasing office space in San Diego, CA, which it began leasing in November 1995. This office space is being utilized in the Company's business development plan for offering exclusive investment product marketing and financial service agreements with large medical groups, alliances and state associations, of which two of these organizations are located in California.

Rental equipment decreased $3,189 or 33.97% to $6,198 for the nine months ended September 30, 1996, as compared to $9,387 for the same period ended 1995. This decrease is attributable to the fact that the home office had one less quotron machine during the nine months ended September 30, 1996 as compared to the same period ended 1995.

Salaries and wages increased $10,215 for the nine month period ended September 30, 1996, as compared to the same period ended in 1995. This increase relates to the Company employing a full time in-house general counsel. Such decision was based primarily upon such counsel's background and expertise in insurance marketing as well as general corporate matters. Such expertise will be utilized in the development and marketing to affinity groups, medical groups, alliances, state associations and in-house as well as branch office brokers. In addition to marketing knowledge and experience, the addition is expected to result in reduced legal fees experienced by the Company in the usual course of business.

Taxes increased $5,288 for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. This increase is directly related to the increase in salaries and wages.

Travel and lodging increased $22,495 for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. This increase relates to the Company's aggressive pursuit of and marketing to affinity groups, medical groups, alliances and state associations.


Future Operations

     As of September 30, 1996, Executive had approximately 70 registered representatives and is in the process of recruiting several new representatives to its home office branch. In anticipation of continued growth, the Company amended its restrictive agreement with and received approval from the National Association of Securities Dealers (NASD) to increase the number of registered representatives from 75 to 100 effective September 5, 1995.

     The Company is in the process of negotiating an agreement to purchase all of the outstanding stock of Donnellan, Haylett & Co., an NASD/SIPC Member broker/dealer for $25,000. Donnellan, Haylett & Co. would be a wholly owned subsidiary of the Company. Should this proposed acquisition occur, it is anticipated that it (Donnellan, Haylett & Co.) would be inactive until such time that the Company's management deems it appropriate to utilize it in the expansion of its business. As of September 30, 1996, no agreement has been consummated with regards to the terms of the proposed acquisition. As indicated previously, management is in the process of further due diligence and negotiations.

The Company anticipates the completion of an underwriting of an affiliate during the first quarter 1997. As a result of these investment banking activities, the Company anticipates significant underwriting fees and enhanced commission revenues.

     As of September 30, 1996, the Company is in the process of negotiating exclusive investment product marketing and financial services agreements with several large affinity groups, medical groups, alliancesand state associations. The Company has received signed letters of endorsement/intent from two such organizations. Management is pursuing contracts for services for these exclusive investment product marketing and financial services agreements. This activity will not only enhance the operating performance of the Company, but it is anticipated that it will position the Company for a secondary public offering of the Company's stock.

     In addition, with the increase of the in-house securities/insurance brokers and outside independent brokers, coupled with the increased investment banking activities and the sale of insurance-related products and services, it is management's belief that it has and will have the liquid resources to not only sustain its operations, but become profitable in fiscal 1997.


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

The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of September 30, 1996 and 1995:

                                             1996            1995
                                          ----------     -----------
  Net Capital                             $   58,922     $    44,330
  Aggregate Indebtedness                     215,104         232,889
  Ratio of aggregate indebtedness
     to net capital                        3.65 to 1       5.25 to 1

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

Item 3.    Defaults Upon Senior Securities.
       Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
       Not Applicable

Item 5.    Other Information.
       Not Applicable

Item 6.    Exhibits and Reports on Form 8-K.

       Exhibits.

       27  Financial Data Schedule (for SEC use only)

       Reports on Form 8-K.

       None




              [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

     In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EXECUTIVE WEALTH MANAGEMENT
                                   SERVICES, INC.
 OCTOBER 31, 1996
------------------------
                                   BY  Guy S. Della Penna
                                       ---------------------------------------
                                       Guy S. Della Penna, President and
                                       Chief Executive Officer

 OCTOBER 31, 1996
------------------------
                                   BY  J. Scott Fulton
                                       -----------------------------------------
                                       J. Scott Fulton, Executive Vice President
                                       Chief Operating Officer and Treasurer




 OCTOBER 31, 1996                  BY  Bonnie S. Gilmore
------------------------               ----------------------------------------
                                       Bonnie S. Gilmore, Vice President
                                       Chief Financial Officer and Secretary