Form 10KSB
period 1996-12-31
EXECUTIVE WEALTH MANAGEMENT SERVICES INC /FL/
filed 1997-03-31
CIK 888386

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10K-SB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
                                               Commission File      Number
December 31, 1996                                                     33-48017-A

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                            (a Florida corporation)
             (Exact name of Registrant as specified in its Charter)

            Florida                                             59-2087068
------------------------------                             --------------------
State or other jurisdiction of                                I.R.S. Employer
incorporation or organization                              Identification Number

          1800 Second Street, Suite 780, Sarasota, Florida  34236-5900
          ------------------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  813/365-4200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No     .
                                              -----    -----
For the year ended December 31, 1996, the Registrant had revenues and other income of $3,000,044.

As of December 31, 1996, the Registrant had 5,000,000 Shares authorized and 2,491,488 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was originally sold is $1,294,992.

                                     PART I

Item 1.          Description of Business

         Background.    EXECUTIVE WEALTH MANAGEMENT SERVICES, INC. (the
"Company" or "Executive") was incorporated by its initial and original shareholders under Florida law in June, 1981 under the name of Executive Securities, Inc. Effective January 17, 1996, the Company changed its name. Prior to its acquisition by Gaeton (Guy) S. Della Penna in March, 1990, the Company's principal activities related to real estate investments which were syndicated by the then shareholders and control persons of the Company and offered on a limited and a private basis. In March, 1990, Guy S. Della Penna acquired all of the outstanding Common Stock of the Company.

         Since his acquisition of Executive in March, 1990, Mr. Della Penna has enhanced the operating capabilities of the Company by causing it to become a fully disclosed broker-dealer and by enlarging activities to include substantially all aspects of the investment securities business and to offer and sell both on a best efforts underwritten agency or broker basis, a wide variety of investment securities. Pursuant to certain exemptions provided under the rules and regulations adopted by the United States Securities and Exchange Commission, Executive does not handle or retain customer funds and presently effects all of its clearing operations and custodial responsibilities through two New York Stock Exchange Member Firms: Raymond James & Associates, Inc. in St. Petersburg, Florida and J.W. Charles Clearing Corp. in Boca Raton, Florida.

         Presently, the Company is registered as a securities broker-dealer under the Securities and Exchange Act of 1934 and the state securities statutes of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Maine, Michigan, Minnesota, Missouri, Mississippi, Nebraska, Oklahoma, Oregon, New Jersey, New Mexico, Nevada, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Vermont, Washington, Wisconsin, West Virginia and Wyoming. Executive is also a member of the National Association of Securities Dealers, Inc. ("NASD") which is the self-regulatory body exercising broad supervisory powers over the investment banking industry and securities broker-dealers operating in the United States. As required by law, Executive is also a member of the Securities Investor Protection Corporation ("SIPC") which is a public corporation established to afford a measure of protection to the account balances of customers of securities broker dealers which become insolvent.

         On September 5, 1995, the National Association of Securities Dealers, Inc. (NASD) approved the Company's request to amend the firm's Restrictive Agreement to increase the number of registered representatives to 100 and the
number of branch offices to 12.   All business and administrative assistance
will continue to flow directly through the Main OSJ office in Sarasota, Florida to monitor activities for strict compliance. The Company currently has ten branch offices and 74 registered representatives.

         The Company presently conducts its investment securities business from offices maintained in Sarasota, Florida, Tampa, Florida, Clearwater, Florida, Altamonte Springs, Florida, Safety Harbor, Florida, Spring Hill, Florida, Kansas City and Missouri. The Company's main office is located at 2323 Stickney Point Road, Sarasota, Florida 34231.

         The Company has been approved as a Registered Investment Advisor by the United States Securities and Exchange Commission under the Investment Advisors Act of 1940 and is registered as such with the states of Florida, Kansas, Texas, New Mexico and Missouri. Executive also offers insurance products and advisory services to its customers, as well as consulting services relating to tax planning, retirement and estate planning. Executive and certain registered representatives of the Company hold all appropriate licenses from the states of Florida and California with respect to the offer and sale of insurance and related products in Florida and California.

         The Company has and will continue to operate as a specialized investment banking firm offering on a best efforts, agency or brokerage basis, investment media and services to its customers which include common and preferred stocks, corporate and municipal bonds, United States Treasury obligations, interests in direct participation programs (principally limited partnerships), shares of mutual funds, investment and financial planning, as well as investment analysis and recommendations on a limited basis. The Company as a "fully disclosed" securities broker-dealer, exercises no custodial powers over its customer accounts and such services are rendered solely in connection with the purchase or sale of securities or the anticipated purchase or sale of securities, as well as variable insurance products.

         The Company has and will continue to attract additional securities brokers to staff its current offices and additional offices, if any, by offering a more favorable commission sharing arrangement than is believed to be available to securities brokers who are associated with large securities broker dealers operating a national system of offices. Additionally, management may offer qualified securities brokers equity ownership in the Company on an initial and continuing basis through the grant of options under an Incentive Stock Option Plan which may be established by the Company. Under this Incentive Stock Option Plan, a qualified securities broker could be offered options to purchase shares as an initial inducement to associate with the Company. Thereafter, based upon such securities broker's performance, such securities broker may be granted additional options to purchase shares under the plan as a continuing inducement for his continued association. The grant of such options is intended to provide a greater incentive for compliance diligence and employment longevity to the securities broker by their having an ownership interest in the Company. In its efforts to attract additional securities brokers, the Company will seek securities broker personnel who, except under certain circumstances, have been in the securities business for five or more years, are of good business repute, reflect an acceptable level of expertise in the securities industry, particularly with reference to the types of investment media and services offered and intended to be offered, hold all requisite licenses in order to permit immediate business activity, shall have developed an acceptable clientele and have a reasonable degree of participation in area community affairs.

         During 1995, the Company and its majority stockholder sold 44,100 shares of the Company's common stock. The price of the stock was $5.90 per share and each purchaser of a share received a warrant which gave the purchaser the right to purchase one share of the Company's stock from the Company for $7.00 per share ($1.40 per share post split). The price of the warrants were retained by the Company.

         During 1995, the Company and the majority stockholder initiated a private placement of 80,000 shares of the Company's common stock at a price of $6.00 per share. The shares contained in the offering were drawn equally from the authorized but unissued shares of the Company and the majority stockholder. Accordingly, gross proceeds from the sale of the stock were shared equally by the Company and the majority stockholder. As of December 31, 1996, approximately 43,700 shares of the Company's common stock had been sold under this private placement. The proceeds from this private placement were utilized for additional expansion and working capital by the Company.

         In November, 1995, the Company approved a plan to grant options to certain employees to purchase the Company's common stock. The plan provides for the granting of options to purchase a maximum of 100,000 shares (500,000 shares post-split) of the Company's stock at $3.00 per share($.60 per share post-split). The plan requires a participant to be employed by the Company for a number of years and Board approved before exercise. Granted options expire ten years from the grant date. As of December 31, 1996, all options had been granted, however non had been exercised.

         During 1996, the majority stockholder purchased 9,581 shares of common stock at $6.00 per share.

         In May, 1996, the Board of Directors passed a resolution to split the outstanding common stock shares of Executive Wealth Management Services, Inc. on a five for one basis effective September 20, 1996. Common stockholders of record as of September 20, 1996, were entitled to the five for one forward common stock split.

         Competition.    Presently, the Company encounters intense competition
in the conduct of its securities business. In such regard, the investment securities business is highly competitive and there are many firms with capital and personnel resources far in excess of those which are presently available to the Company. Additionally, it is affected and will continue to be affected by the investing public's interest in the securities of issuers or the type of securities which are offered by the Company through its Sarasota, Florida office and/or its branch office system. In such regard, the type of securities offered and related services of the Company are and will be in competition with other investment media and related services offered by other securities broker-dealers and financial intermediaries such as commercial banks, savings banks and similar institutions.

         Regulation.    As a securities broker-dealer, Executive is subject to
comprehensive regulation. Such regulation is primarily carried out by the NASD and the United States Securities and Exchange Commission (the "Commission") and to a lesser degree by the securities regulatory authorities of the several states, including Florida. In such regard, the Company is required to comply with a substantial body of rules and regulations principally administered by the NASD and the Commission. The NASD is a self-regulatory body, the membership of which is constituted by securities broker-dealers operating in the United States. The principal purpose of the NASD is to implement and assure compliance with the bylaws and rules and schedules thereto of the NASD which are primarily intended to prevent fraud and to assure fair dealing by NASD members with the investing public. By becoming a member of the NASD, a securities broker-dealer such as Executive submits to the jurisdiction and enforcement powers of the NASD. As a result, member firms are subject to disciplinary action as well as suspension from membership or expulsion. The Commission, in addition to acting in a review capacity with respect to the NASD member disciplinary action, is vested with broad statutory powers permitting it to conduct investigations and to seek remedial or punitive sanctions against securities broker-dealers for violations of the Federal securities laws. Presently, any securities broker such as Executive which utilizes instrumentality's of interstate commerce such as the mails is required to become a member of the NASD as well as a securities broker-dealer registrant under the Securities Exchange Act of 1934. The Company is also regulated and subject to periodic reporting as required under the Investment Advisors Act of 1940. Regulatory authority is also exercised over securities broker- dealers by state securities authorities in which the securities broker-dealer conducts its business.

Regulatory Net Capital

         As a securities broker-dealer, the Company is subject to the net capital rules of the United States Securities and Exchange Commission and similar rules in force in the states where the Company is registered as a securities broker- dealer. The aggregate indebtedness of a securities broker-dealer in relation to its net capital is also subject to Commission rules. Such rules are somewhat complex in the manner that regulatory net capital is computed. In summary, however, the computation of regulatory net capital relates to the stockholder's equity of the Company taking into account deductions from such stockholder's equity which relate to non-allowable assets which are a non-liquid type and reductions in the market value of investment securities owned by the Company in accordance with rule-prescribed "haircuts". Under the rules, the aggregate indebtedness of the Company in relation to its net capital may not exceed a ratio of 15 to 1.

         The Company is also subject to periodic unannounced inspections and examinations conducted by the staff of the NASD, the Commission and the personnel of various state securities authorities, including Florida. Additionally, the Company is and will continue to be required to conduct its business in accordance with the high standards of commercial honor which have been adopted and are enforced by the NASD and the Commission relating to investors suitability, segregation of investor funds, the requirement to promptly transmit investor funds to an authorized custodian, disclosures to investors with respect to positions, if any, of the Company in securities in which it engages in trading activities and fairness as to compensation arrangements concerning public offerings where it acts as underwriter.

         Violations of regulatory requirements can result in swift and severe regulatory sanctions being imposed by the NASD, the Commission and various state regulatory authorities. Such impositions may result in the total discontinuation of a broker-dealer's business for a stated or indefinite period of time or permanently.

Item 2.          Description of Properties.

         The Company's main office presently occupies approximately 2,500 square feet of leased office space located at 2323 Stickney Point Road, Sarasota, Florida. The Company also occupies leased space at 1800 Second Street, Suite 780, Sarasota, Florida.

         The lease on the office space at Stickney Point Road expires in October 1998 and the lease on 1800 Second Street expires in September 1997. Monthly rental payments for the Stickney Point Road and the 1800 Second Street offices are $2,800 and $2,821, respectively. The lease agreement for the 1800 Second Street office allows for escalation of the rentals on an annual basis based upon increases in the consumer price index with a cap of 4% in any 12 month period before the annual adjustment. Additionally, additional charges are paid to cover ad valorem taxes assessed against the property as pro rated to this leased premises on an annual basis.

         At the 1800 Second Street location, the Company leases space to its affiliates, Federal Mortgage Management, Inc. and Federal Mortgage Investors, Ltd for $954 each a month. The affiliates also share in the additional charges mentioned above.

         The Company also leases approximately 1,000 square feet of office space at 700 Front Street, San Diego, California. This lease expires on March 31, 1998. Monthly rental payments are $3,000. This office space is owned by Guy S. Della Penna, President and majority shareholder of Executive.

         In the opinion of management, the leasehold and other property interests of the Company are adequately insured from a hazard occurrence and liability standpoint.

Item 3.          Legal Proceedings.

         As of December 31, 1996, to the knowledge of management, there were no pending or threatened lawsuits against the Company or its officers.

Item 4.          Submission of Matters to a Vote of Security Holders.

         The Company will notice and convene an annual meeting of its Shareholders on April 11, 1997. Shareholder business to be transacted at such meeting is expected to involve the election of directors and the ratification of the appointment of the Company's independent certified public accountants.

                                    PART II

Item 5. Market For Registrants Common Stock, Equity and Related Stockholders Matters

         As a corporation formed under Florida law, the Registrant has 5,000,000 shares of Common Stock authorized of which 2,491,488 shares are outstanding as of December 31, 1996. As of December 31, 1996 there were 52 stockholders of record.

         For fiscal years ended December 31, 1996 and 1995, no cash dividends have been declared on the outstanding shares of common stock.

         There is no present market for the Common Stock of the Company.

Item 6.          Selected Financial Data

                 Current Operations

         The table set forth below reflects the source of revenue earned by the Company during the years ended December 31, 1996 and 1995.



Source of Revenue Earned                             1996             1995           Increase/(Decrease)
------------------------                             ----             ----           -------------------
Commission:
    Proprietary Products                          $   25,616       $   56,439            $( 30,823)
    Transactional                                  1,516,059        1,708,922             (192,863)
    Mutual Fund Sales                                687,433          542,772              144,661
    Insurance/Annuity                                402,736          230,119              172,617
    Sale of non-proprietary
        limited partnerships                         252,260          169,488               82,772
                                                  ----------       ----------            ---------
                Total Commissions                  2,884,104        2,707,740              176,364
Other:
    Underwriting fees                                 32,500           25,250                7,250
    Miscellaneous                                     83,440           64,182               19,258

                                   Total          $3,000,044       $2,797,172            $ 202,872
                                                  ==========       ==========            =========


         Overall total revenue increased $202,872 or 7.25% for the year ended December 31, 1996, as compared to same period 1995. While transactional and proprietary product revenues decreased $223,680 or 12.67% for the year ended December 31, 1996 as compared to the same period ended 1995, mutual fund, insurance/annuity and limited partnership revenue increased $400,050 or 42.45% over the same period during 1995.

         The Company has a diverse base of registered representatives at December 31,

1996, ranging from transaction oriented producers to strictly insurance and mutual fund producers. Ttransactional revenue was approximately 50.5% of total revenue, compared to 61% at December 31, 1995. This decrease is attributable to the Company's foccused effort in the insurance marketing, education and recuriting aspects of the business, resulting in an increase in insurance related production. Also attributing to the decreased percentage of transactional revenue was the split of the Altamonte Springs branch office into three offices.

         The Company received commissions and underwriting fees of $58,116 and $81,689 from the sale of proprietary products or commissions which were "in house" in character for the years ended December 31, 1996 and 1995, respectively. The decrease of $23,573 and the relatively low levels of revenues related to underwriting and proprietary commissions over the past two years relates directly to the fact that the Company has not participated in a significant underwriting during that time. The Company anticipates a return to levels of underwriting fees and commissions it experienced in 1994, which were in excess of $500,000.

         Transactional revenues decreased by $192,863 for the year ended December 31, 1996, as compared to the same period in 1995. This decrease relates directly to the Altamonte Springs office splitting into three branches during 1996. At December 31, 1996, each of these three branches have been established and management believes that during 1997, transactional revenues will increase and exceed 1996 levels.

         Mutual fund revenues increased 144,661 or 26.65% from $542,772 to $687,433 for the year ended December 1996 as compared to the same period ended 1995. This increase relates to the general market conditions related to the brokerage business, and a focal change in the way the Company's brokers are conducting their business.

         Insurance and annuity income increased by $172,617 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase relates directly to the Company's efforts of marketing, educating and recruiting brokers who specialize in the insurance side of the business, both fixed and variable.

         Miscellaneous income increased $19,258 for the year ended December 31, 1996, as compared to the same period in 1994. This increase is related to the Company's negotiated share of ticket charges and rebates of over-the-counter ("OTC") trades through our clearing firms. As the Company's transactional business increases miscellaneous income will increse, respectively.

         As a result of expansion activities not only did the Company experience increased revenues, but the related expenses have also increased. The table set forth below reflects the expense categories of the Company in which there were significant increases or decreases for the year ended December 31, 1996, as compared to the same period in 1995:

                                                                                                               Increase/
                 Expense Category                                       1996                     1995          (decrease)
                 ----------------                                       ----                     ----          ----------
                 Clearing charges                                     238,889                   223,603          15,286
                 Commissions                                        2,275,456                 2,086,154         189,302
                 Consulting                                            49,988                    25,415          24,573
                 Insurance                                             16,651                    11,999           4,652
                 Occupancy                                             89,343                    76,503          12,840
                 Rental Equipment                                       7,798                    14,918          (7,120)
                 Salaries/Wages                                       316,308                   278,161          38,147
                 Travel/Entertainment                                  50,874                    22,808          28,066

         Clearing charges increased for the year ended December 31, 1996 as compared to the same period in 1995 in the aggregate of $15,286. This increase is directly attributable to the increase in commission income.

    Commission expense increased from $189,302 for the year ended December 31, 1996, as compared to the year ended December 31, 1995. As a percentage of total revenue, commissions rose from approximately 75% for the year ended December 31, 1995 to 75.8% for the same period ended 1996. This increase is due to the reduced production of the home office for which the registered representatives received a lower payout, for the year ended December 31, 1996 as compared to the same period in 1995.

         Consulting fees increased $24,573 for the year ended December 31, 1996, as compared to the same period ended 1995. This increase is primarily attributable to the outsourcing of accounting and compliance functions from October 1995 through August 1996. In August 1996, these functions were brought back in-house.

         Insurance expense increased $4,652 or 38.77% for the year ended
December 31, 1996, compared to the same period ended 1995.   This increase
relates to increases in health insurance, surety bond and property insurance premiums.

         Occupancy costs increased by $12,840 for the year ended December 31, 1996 as compared to the same period in 1995. This increase relates to the fact that the Company is currently leasing office space in San Diego, CA which it began leasing in November 1995. This office space is being utilized in the Company's business development plan for offering exclusive investment product marketing and financial service agreements with large medical groups, alliances and state associations, of which three of these organizations which the Company has targeted are located in California.

         Rental equipment decreased $7,120 or 47.73% to $7,798 for the year ended December 31, 1996, as compared to $14, 918 for the same period ended 1995. This decrease is attributable to the fact that the home office had one less quotron machine during the year, 1996 as compared to the same period ended 1995.

         Salaries and wages increased $38,147 for the year ended December 31, 1996, as compared to the same period ended in 1995. This increase relates to the Company employing a full time in-house general counsel. Such decision was based primarily upon such counsel's background and expertise in insurance marketing as well as general corporate matters. Such expertise has and will be utilized in the continued development and marketing to affinity groups, medical groups, alliances, state associations and in-house as well as branch office brokers. In addition to marketing knowledge and experience, the addition is expected to result in reduced legal fees experienced by the Company in the usual course of business.

         Travel and lodging increased $28,066 for the year ended December 31, 1996, as compared to the year ended December 31, 1995. This increase relates to the Company's aggressive pursuit of and marketing to affinity groups, medical groups, alliances and state associations.


Item 7: Management Discussion and Analysis of Financial Condition and Result of Operations

    The Company and its management anticipate continued growth and expansion in 1997. The Company increased revenues by approximately 50% and 7% during 1995 and 1996, respectively without the benefit of a sizeable proprietary underwriting. During 1997, management anticipates significant increases in transactional revenues, commissions on proprietary product and underwriting fees. This anticipated growth is expected to be achieved through the addition of up to three branch and or satellite offices, increased home office production and increased investment banking activities.

         The Company participated in three underwritings in 1995, Plains Refrigerant ("Plains"), HomeVestors Funding, Inc. ("HomeVestors"), and Flight Sciences Incorporated ("Flight Sciences").

         As of December 31, 1995, the Company had sold approximately 20,000 shares of the 600,000 being offered in the Plains offering. As a result of these sales, the Company generated commissions of $9,600 and underwriting fees
of $6,000 during 1995.   In November 1995, the Company withdrew as managing
underwriting of Plains best efforts initial public offering.   No commissions
or fees were earned or paid during the year ended December 31, 1996 related to this offering.

         Effective September 26, 1995, the Company began offering (on a private basis) $500,000 in 12% Promissory Notes ("Notes") in HomeVestors. As of December 31, 1995, the Company had placed $100,000 principal balance of the Notes. As a result of the placement of these Notes the Company earned placement fees of $10,000 and note offering management fees of $3,000 for the year ended December 31, 1996 compared to $25,000 and $7,500, respectively for the same period in 1996.

         Effective October 3, 1994, the Company began offering (on a private basis) $350,000 in 12% Secured Promissory Notes in Flight Sciences. As of December 31, 1995, the Company had placed $350,000 in principal balance of the Notes of which $300,000 in Notes were placed during the year ended December 31, 1995. As a result of the placement of these Notes the Company earned placement fees of $30,000 and offering management fees of $15,000 for the year ended December 31, 1995. No placement fees or offering management fees earned or paid during the year ended December 31, 1996 related to this offering.

         The Company anticipated the completion of a best efforts public offering of an affiliate during fiscal 1996, which did not occur. The Company does, however, anticipate the underwriting to be completed in the first half of fiscal 1997. As a result of this underwriting, the Company anticipates significant underwriting fees and enhanced commission revenues generated by its brokers in 1997.

         On December 1, 1994, the Company and the majority shareholder initiated a private placement of 100,000 Units. Each Unit sells for $6 and consists of one share of common stock at $5.90 and one warrant at $.10. The warrants have an exercise price of $7.00 a share and may be exercised at any time until December 1, 1999. The 100,000 shares contained in the units offered were drawn equally from the authorized but unissued shares of the Company and the majority shareholder. Accordingly, gross proceeds from the sale of the stock were shared equally between the Company and the majority shareholder. Gross proceeds from the sale of warrants were received by the Company. A total of 44,100 Units were sold under this offering providing gross proceeds to the Company of $134,505. The proceeds from this private placement received by the Company were utilized for additional expansion and working capital.

         Effective December 15, 1995, the Company initiated a new private placement of 80,000 shares of the Company's stock at $6 a share. The shares contained in this offering were drawn equally from the authorized but unissued shares of the Company and the majority shareholder. As of December 31, 1996, approximately 25,860 shares of the Company's stock had been sold resulting in gross proceeds to the Company of approximately $77,600.

         As of March 13, 1997, the Company had entered into a Letter of Intent with American Healthcare Alliance ("AHA"), the largest nationwide network of Preferred Provider Managed Healthcare System and Organization, whereby the parties agreed to undertake a formal contractual relationship in which Executive will engage in the marketing, on an endorsed basis, of designated financial services and products as well as other services to physician and healthcare providers who are members of AHA's Preferred Provider Organizations. In this regard, Executive has obtained an exclusive marketing agreement with the nation's largest provider of a pre-paid tax audit defense program to offer their services to AHA's 180,000 plus physician members on an endorsed basis. The marketing of this program, conducted on a direct mail basis, commenced on February 4, 1997. Pursuant to the terms of the exclusive marketing agreement, the Company receives first year and renewal commissions on the fees paid by the physician members for the service.

         In addition to AHA, Executive has also entered into contracts with the pre-paid tax audit defense firm to market their services, on an exclusive basis, to members of other large medical and healthcare affinity groups and associations.

         In April, 1996, the Company secured a Super Master General Agent Contract with an A+ (Superior) (A.M. Best rating) insurance company to market, on a wholesale level, the insurance company's Universal Life Insurance, Term Insurance, Survivorship Life Insurance and Annuity products. These insurance products are marketed by Executive to insurance agents and agencies on a national level, who in turn offer the products at retail to their clients and prospect. Executive receives an override commission on each insurance policy or annuity that is sold by the agents or agencies who license under Executive's Super Master General Agent Contract.

Future Operations

         In 1997 management has and will be implementing several growth and expansion related initiatives. These initiatives will include, but are not limited to the following:

         -  Continued branch development and expansion,
         -  Increased investment banking activities,
         -  Expanded service and marketing to "Affinity Groups",
         -  Possible secondary public offering, and
         -  Market making.

         The Company and its management continue to pursue the addition of new offices and new registered representatives to existing offices. Management is currently in negotiations with prospective offices in New Jersey and Illinois. The addition of these offices could result in additional gross revenues to the Company of approximately $2.1 million. Management will continue to pursue new retail establishments in addition to the two currently being pursued.

         Management anticipates an increase in investment banking activities because of its involvement in two underwritings, specifically, The Outlet Mall Network, Inc. and Federal Mortgage Management II, Inc. The following is a brief description of both offerings:

         - Executive was named best efforts managing Placement Agent for The Outlet Mall Network, Inc. ("OMNI") private offering of 2.5 million Units (at $2 per Unit). Each Unit consists of one Share of Class A Preferred Stock and one Warrant to purchase one Share of Class B common stock. As compensation for acting as the best efforts managing Placement Agent, Executive will receive commissions equal to ten percent (10%), a managing Placement Agent fee equal to three percent (3%) and a non-accountable expense allowance equal to one percent (1%) of the Offering Price. Additionally, for serving as best efforts managing Placement Agent, Executive will receive Warrant(s) to purchase Shares of OMNI's Class A Preferred Stock. This offering has a dated date of February 24, 1997.

         - Executive was also named best efforts managing Placement Agent for Federal Mortgage Management II, Inc., an affiliate of Executive, in the $5,000,000 Public offering of Promissory Notes. As compensation for acting as the best efforts managing Placement Agent Executive will receive average selling commissions equal to six and one tenth percent (6.1%), a note offering management fee equal to three percent (3%) and a non-accountable expense allowance equal to two percent (2%) of the Note offering price. It is anticipated that this offering will commence in April 1997.

         For approximately two and one half years, the Company has aggressively engaged in, and committed significant financial and personnel resources to an extensive market study and analysis of the viability of marketing, on an exclusive and endorsed basis, various insurance, financial and securities-related products, and other services to members of large medical affinity groups and associations. In this regard, Executive has established contacts and relationships with various medical associations and affinity groups and has presented comprehensive marketing proposals to specific groups. The Company will continue to develope these relationships along wth attempting to establish additional relationships with new groups in 1997.

         Effective March, 1997, the Company has entered into an exclusive "Service and Non-Circumvention Agreement" with Financial Marketing Consultants, Inc. ("FMC") of Naples, Florida. Under the Agreement, among other things, FMC shall make introductions to and presentations with and/or on behalf of the Company to underwriters, broker/dealers, corporations, partnerships or individuals that may invest and/or assist Executive with a secondary public offering of securities issued by Executive. FMC has agreed to provide these services on a contingency basis. Executive will issue warrants to FMC equal to 1.5% of the securities and warrants placed as a direct effort of FMC as well as a cash fee in the amount of 1.5% of the value of amounts obtained or to be obtained by Executive under the Agreement.

         In conjunction with and concurrent to the aforementioned Agreement, the Company has retained the services of James D. Cullen, P.A. to provide legal services with regard to the structuring, documentation and other corporate matters required and necessary for a secondary public offering of the Company's stock. Legal fees related to such work are not to exceed $20,000 plus reimbursement for costs incurred on behalf of the Company. The Company has provided James D. Cullen, P.A. with a $5,000 retainer, with a balance of $15,000 due only upon closing of any secondary public offering transaction by the Company.

         The Company expects to make presentations under the guidance of FMC and James D. Cullen, P.A. to underwriters during the first half of fiscal 1997.

         Executive is exploring the possibility of establishing market making. Management anticipates that upon NASD approval, it will initially engage in market making of a limited number of specific listed stocks, assuming the successful completion of its secondary public offering.

         With the increase of the in-house securities/insurance brokers and outside independent brokers, coupled with the increased investment banking activities and the sale of insurance-related products and services, it is management's belief that it has and will have the resources to not only sustain its operations, but become profitable during fiscal 1997.

Regulatory Net Capital

         As a securities broker-dealer, the Company is subject to the net capital rules of the United States Securities and Exchange Commission and similar rules in force in the states where the Company is registered as a securities broker- dealer. The aggregate indebtedness of a securities broker-dealer in relation to its net capital is also subject to Commission rules. Such rules are somewhat complex in the manner that regulatory net capital is computed. In summary, however, the computation of regulatory net capital relates to the stockholder's equity of the Company taking into account deductions from such stockholder's equity which relate to non-allowable assets which are a non-liquid type and reductions in the market value of investment securities owned by the Company in accordance with rule-prescribed "haircuts". Under the rules, the aggregate indebtedness of the Company in relation to its net capital may not exceed a ration of 15 to 1.

    The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of December 31, 1996 and 1995:

                                                      1996            1995
                                                   ----------      ----------
    Net Capital                                    $   22,618      $   37,837
    Aggregate Indebtedness                            177,616         202,596
    Ratio of aggregate indebtedness
        to net capital                              7.85 to 1       5.35 to 1

    The National Association of Securities Dealers, Inc. (the "NASD") requires certain members, such as the Company, to maintain net capital equal to the greater of 130% of the Commission's net capital requirement or 6 2/3% of aggregate indebtedness. Thus, the Company is required to maintain a minimum net capital requirement of $11,842. As of December 31, 1996, the Company had excess net capital of $10,776.

Item 8.      Financial Statements and Supplementary Data.

Included with this Annual Report on Form 10-K SB as an Exhibit are the financial statements specified in Instruction (a) to this Item 7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.         Directors and Executive Officers of the Registrant.

        The table set forth below reflects the directors and officers of the Company.


Name, age and, if a director,
the term of director service               Positions held with Executive
----------------------------               -----------------------------
Guy S. Della Penna, Age 44,                Director, President and Chief Executive Officer
March 1990 to present

Robert E. Windom, M.D., age 64             Director
June 1993 to present

J. Scott Fulton, age 34,                   Executive Vice President, Chief Operating Officer and
                                           Treasurer

Bonnie S. Gilmore, age 35,                 Senior Vice President, Chief Financial Officer, Chief
                                           Compliance Officer and Secretary


Robert H. DeVore, Esq., age 37             Vice President, General Counsel,  and Director of Insurance
                                           Marketing

         Information Concerning Directors and Officers


         MR. DELLA PENNA has been a resident of Sarasota, Florida since 1980 and is the founder and President of Capital Management. Capital Management was organized by Mr. Della Penna in 1989. Under the auspices of Capital Management, Mr. Della Penna has provided financial and advisory services, as well as insurance products, to individuals and corporate entities. Capital Management acts as general agent for various insurance companies. Mr. Della Penna has been active in the financial industry for approximately 18 years.
Mr. Della Penna is a General Securities Principal and Financial and Operations Principal pursuant to NASD Rules. During the period April 1980 to January 1986, Mr. Della Penna served as the Assistant to the Chairman of the Board of Snelling & Snelling, Inc., as well as Assistant Treasurer. Snelling & Snelling, Inc. is a franchisor of an employee recruitment business. While with such firm, Mr. Della Penna also served as a member of the Executive, Acquisition and Pension and Profit Sharing Committees. Mr. Della Penna also served as the personal business manager and financial advisor to the Snelling family and affiliated entities and in such capacity, was responsible for cash management, tax and investment analysis and commitments. The Snelling family is the principal shareholder of Snelling & Snelling, Inc.

         During the period April 1978 through February 1980, Mr. Della Penna was an associated person of Lehman Brothers, New York, New York, where he was involved in the structuring, documentation and marketing of tax exempt
financings issued by state and local governments.    Mr. Della Penna also
during the period June 1989 to August 1989 was an associated person of Miller Securities, Inc. and its successor Miller, Johnson & Kuehn, Inc. in Sarasota, Florida. Mr. Della Penna holds a Bachelor of Science degree in Business Administration from Ithaca College, Ithaca, New York and received a Master of Business Administration degree in Finance from the State University of New York, Albany, New York. Mr. Della Penna also presently serves in an individual capacity as the co-General Partner of a privately capitalized limited partnership formed under Florida Law. Since August 1990, Mr. Della Penna has served as the sole shareholder, director, and officer (President, Secretary and Treasurer) of Midwest Energy Corporation, which acts as the co-General Partner of such privately held limited partnership. Such private limited partnership, known as Federal Resource Income Program, Ltd., principally engages in the purchase and holding of producing petroleum leases.

         Mr. Della Penna, together with Capital Mortgage Management, Inc., a Florida corporation wholly-owned by Mr. Della Penna, also presently serve as the co-General Partners of Federal Mortgage Investors, Ltd., a Florida limited partnership which is publicly held. Mr. Della Penna also serves as the sole director and officer (President, Secretary and Treasurer) of Capital

Mortgage Management, Inc. Mr. Della Penna has served in such capacities since August 1991. Federal Mortgage Investors, Ltd. was organized to invest, hold and deal in residential real estate mortgages. Mr. Della Penna is also the sole shareholder of Federal Mortgage Management, Inc., which was organized to invest, hold and deal in residential real estate mortgages.

         During the period June 1984 through June 1989, Mr. Della Penna was associated with Executive as a sales representative. Such association was prior to Mr. Della Penna's acquisition of Executive in March 1990. Such
association was not continuous during such period.   Mr. Della Penna has in the
past and in the future devoted significant business time, to the business and affairs of the Company.

         ROBERT E. WINDOM, M.D. is a resident of Sarasota, Florida. Dr. Windom holds a Bachelor of Arts degree from Duke University and graduated from the Medical School of Duke University in 1956. During the period 1956 through 1960, Dr. Windom engaged in an internship residency in internal medicine at Parkland Hospital, Dallas, Texas. During the period 1960 through 1986, Dr. Windom engaged in the private practice of internal medicine-cardiology in Sarasota, Florida. In 1986, Dr. Windom was appointed by President Ronald Reagan to serve as Assistant Secretary for Health and to head the United States Public Health Service in Washington, D.C. Dr. Windom served as Assistant Secretary until 1989. Since 1989, Dr. Windom acted as a health care consultant on a domestic and international basis. Currently, Dr. Windom engages in numerous activities and holds numerous positions, including that of Principal, Council for Excellence in Government, Washington, D.C.; member of the Secretary's Council on Health Promotion/Disease Prevention, Department of Health and Human Services, Washington, D.C.; member of Governor Lawton Chiles' Healthy Start Work Group; spokesman for the Florida Medical Association, Chairman, Cardiac Disease of the Young Council, American Heart Association, Florida Affiliate; member of the Advisory Board of SunBank/Gulf Coast, Sarasota, Florida; member of the Board of Directors of Power Brands, Inc. and BESTech, Inc.; Director of the Boys and Girls Club of Sarasota County Foundation, Inc.; Director of the Sarasota Heart Center Foundation; Director of New College Associates, Sarasota, Florida; as well as Clinical Professor of Internal Medicine, University of South Florida School of Medicine, Tampa, Florida; and Assistant Professor of Medicine, University of Miami School of Medicine, Miami, Florida. In the past, Dr. Windom has served as a member of a number of Boards, both from a commercial business standpoint and with respect to community activities, including member of Governor Lawton Chiles' Workshop on Health Reform; Campaign Chairman of Sarasota United Way (1989-1990); member of Florida's Aging and Adult Services Advisory Council (1986-1991); Director of Coast Bank (now SunBank/Gulf Coast) (1989-1993); member of Governor Robert Graham's Advisory Committee for Alzheimer Disease (1986); and member of the Board of Directors of First Presidential Savings and Loan Association, Sarasota, Florida (1983-1986). Dr. Windom is a published author and frequent speaker on medical and other subjects and has received numerous awards and honors, including distinguished alumnus award, Duke University Medical Center. Presently, Dr. Windom is a member of the Sarasota County Medical Society, the Florida Medical Association, the American Medical Association, the

American Heart Association, the American College of Physicians, the American College of Cardiology, the Florida Society of Internal Medicine and the American Society of Internal Medicine. Dr. Windom will be compensated for his services as a director of Executive.

                 J. SCOTT FULTON, CPA, age 34, serves Executive Wealth Management Services, Inc. as Executive Vice President, Chief Operating Officer and Treasurer. Mr. Fulton's responsibilities include client relations and service, investment banking and the supervision of the various areas of regulatory compliance and daily operations which affect the Company's business as a securities broker-dealer. Mr. Fulton is a resident of Sarasota, Florida and holds a Bachelor of Science degree in Business Administration-Accounting from Central Michigan University, which degree was awarded to Mr. Fulton in 1985. During the period January 1986 to May 1991, Mr. Fulton was associated with Deloitte & Touche in Detroit, Michigan, an international public accounting firm. Mr. Fulton is a certified public accountant. During the period June 1991 to June 1993, Mr. Fulton had been associated with Kerkering, Barberio & Co., P.A., Sarasota, Florida, a firm of independent certified public accountants. Mr. Fulton is a member of the American and Florida Institutes of Certified Public Accountants and holds the General Securities Representative Series 7 and General Securities Principal Series 24 securities licenses and life and health insurance and variable annuity licenses issued by the State of Florida.

         BONNIE S. GILMORE joined Executive in December 1992. Ms. Gilmore serves as Senior Vice President, Chief Financial Officer, Chief Compliance Officer and Secretary. Prior to joining Executive, Ms. Gilmore was Vice President and Assistant Operations Director of Integrity Securities Group, Sarasota, Florida, a securities broker-dealer. Ms. Gilmore held such position during the period December 1991 to November 1992. During the period December 1989 to September 1991, Ms. Gilmore was District Manager of Crossland Savings, F.S.B., Sarasota, Florida, a Federal savings bank. During the period July 1989 through November 1989, Ms. Gilmore was an associate of Meridian Associates, Inc. and during the period April 1989 through July 1989, served as a Vice President of John Haylett and Company, Inc., Sarasota, Florida. During the period April 1988 through April 1989, Ms. Gilmore served as Financial and Operations Principal, General Securities Principal and Municipal Securities Rule Making Board Principal of Financial Information Centers Brokerage of Sarasota, Florida. Ms. Gilmore also serves in such capacities with Executive. During the period May 1985 through February `1987, Ms. Gilmore was an associated person of Stuart-James Investment Banking, Lincolnshire, Illinois. Meridian Associates, Inc. and Financial Information Centers Brokerage are securities broker-dealers. John Haylett and Company, Inc. is a financial consulting firm.

         ROBERT H. DEVORE, ESQ., age 37, serves Executive Wealth Management Services, Inc. in the capacity of Vice President and General Counsel. Mr. DeVore graduated from Denison University in 1982 with a Bachelor of Arts Degree in Political Science. In 1986, Mr. DeVore graduated from the University of Toledo, College of Law, and holds a Juris Doctor degree. While attending the University of Toledo, College of Law, Mr. DeVore was a member of the University of Toledo Law Review and received American Jurisprudence awards for excellent achievement in the studies of Civil Procedure and Secured Transactions. Mr. DeVore also interned for U. S. Magistrate James G. Carr. Following graduation from the University of Toledo College of Law, Mr. DeVore engaged in private practice in Sarasota, Florida and was an associate of a Sarasota, Florida law firm. Mr. DeVore's practice emphasis related to civil, commercial and construction litigation. During the period 1993 through March 1996, Mr. DeVore acted as counsel for a Sarasota, Florida based insurance agency and insurance marketing entity. Mr. DeVore has been a producing insurance agent since 1993 in the lines of life insurance, health insurance and annuities. Mr. DeVore is a member of the Florida Bar and holds life and health insurance and variable annuity licenses issued by the State of Florida as well as a Series 7 General Securities Representative License.


Item 11.         Executive Compensation

For his services as President and Chief Executive Officer of Executive, Mr. Della Penna is compensated on the basis of an annual salary of $100,000. Additionally, Mr. Della Penna is entitled to receive reimbursement for expenses sustained by him in connection with the carrying out of his employment responsibilities.

The table presented below presents estimated aggregate compensation to be paid to each executive officer of Executive in excess of $100,000 and for all executive officers as a group for the fiscal years ending December 31, 1996, 1995, 1994, and 1993:

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                        --------------------------------
                                   Annual Compensation                      Awards                    Payouts
                          -------------------------------------              ------                    -------
     (a)                  (b)        (c)         (d)       (e)         (f)            (g)                (h)             (i)

                                                          Other                    Securities
Name                                                      Annual    Restricted       Under-                            All Other
and                                                       Compen-     Stock          lying             LTIP             Compen-
Principal                                                 sation     Award(s)       Options/          Payouts           sation
Position                 Year    Salary ($)   Bonus ($)     ($)       ($)           SARs (#)            ($)               ($)
--------                 ----    ----------   ---------   ------     ------         --------          -------          ---------
                         1996     100,000                 8,000      ---            ---               ---              ---
                         1995     102,467     ---         8,000      ---            ---               ---              ---
Guy S. Della Penna       1994     106,250     ---         ---        ---            ---               ---              ---
President/CEO            1993     125,000     ---         ---        ---            ---               ---              ---


All Other Executive      1996     120,192     ---         ---        ---            ---               ---              ---
Officers                 1995      82,224     ---         ---        ---            ---               ---              ---
                         1994      79,200     ---         ---        ---            ---               ---              ---
                         1993     147,800     ---         ---        ---            ---               ---              ---



For their services as directors, Dr. Windom and Mr. Della Penna receive annual compensation of $8,000 each. Meetings of the Board of Directors of the Company are held quarterly.

         Long-Term Stock Option Plan. The Long-Term Stock Option Plan which became effective on November 22, 1995, the date adopted by the Board of Directors. No option granted under this Plan may be exercised prior to stockholder approval.

         The purpose of the Stock Option Plan is to initially attract the employment of or to induce existing key employees to remain in the employ of Executive or any subsidiary of the Company, and to encourage such employees to secure or increase on reasonable terms their stock ownership in the Company. Additionally, the Plan is intended to provide benefit to contractors providing services to the Company which have been or are believed to be instrumental in developing or expanding the business of the Company or which are otherwise anticipated to have significant and material benefit to the Company, to induce any person or entity to continue relationship with the Company and to reward certain individuals or entities with commission or finders fees without immediate cash payment by the Company. The Board of Directors of the Company believes the Plan will promote continuity of management and increase incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out the long range plans of the Company and securing its continued growth and financial success.

         The initial maximum number of shares of common stock which were to be issued pursuant to the exercise of options granted under the Plan is one hundred thousand (100,000). As of December 31, 1996, all 100,000 options under this plan had been granted. The table below presents the options granted to executive officers during the year ended December 31, 1996:


                            Option Grants For The Year Ended December 31, 1995

     ---------------------------------------------------------------------------------------------------------------
         (a)                 (b)                           (c)                 (d)                           (e)
                                                   Percent of Total
                                                   Options Granted
                           Options                 To Employees              Exercise or Base               Expiration
        Name              Granted (#)              in Fiscal Year             Price ($/Sh)                      Date
                      Pre-Split/Post-Split                                    Pre-Split/Post-Split
--------------------------------------------------------------------------------------------------------------------------------
Guy S. Della Penna
President & CEO           70,000/350,000                     70%                  $3.00/$.60                      November 2005

J. Scott Fulton
Executive Vice President
and Treasurer             25,000/125,000                     25%                  $3.00/$.60                      November 2005

Other                       5,000/25,000                      8%                  $3.00/$.60                      November 2005

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

         As of December 31, 1996, Guy S. Della Penna beneficially owns of record, a total of 1,417,328 shares, which constitutes approximately 57% of the shares outstanding. The table presented below reflects the percentage of share ownership vested in Mr. Della Penna of record and beneficially as of December 31, 1996.

                                                            Amount and
                                                            Nature of                Percent of Class
                          Name and Address                  Beneficial                     as of
Title of Class            of Beneficial Owner               Ownership                December 31, 1996
--------------            -------------------               ---------                -----------------
Common Stock,             Gaeton S. Della Penna,
$.002 par value           Trustee, Gaeton S. Della          1,417,328
                          Penna Rev. Living Trust           Shares;
                          Dtd 6/1/92,                       Record                           57%
                          141 Ogden Street                  Ownership
                          Sarasota, FL  34242

Common Stock,             Russell W. Lee, Trustee                                            14%
$.002 par value           William Edmund Davies             350,000
                          Trust Dtd. 12/13/91               Shares
                          3513 Pinecrest Street             Record
                          Sarasota, FL  34239               Ownership

Item 13.         Certain Relationships and Related Transactions

         As a result of ownership or contractual provisions vested in or involving Mr. Della Penna, the Company is affiliated with several business entities ("Affiliates"). Set forth below is a listing of such Affiliates, indicating the basis or nature of Mr. Della Penna's control of such Affiliates:


Name of Affiliate and               Summary of                        Nature or Basis
Form of Organization                Business Activity                   of Control
--------------------                -----------------                 ----------------------
Federal Mortgage Investors, Ltd.    Buyer and seller                  Individual co-general
("Federal Mortgage"), a             Florida  of residential real      partner; beneficial
limited partnership                 estate mortgage loans             owner of all outstanding
                                                                      voting common stock of
                                                                      corporate co-general
                                                                      partner, Capital Mortgage
                                                                      Management, Inc.




Federal Resource Income Program,    Owner of producing                Individual co-general
Ltd. ("Federal Resource"), a        oil and gas leaseholds            Partner; beneficial
Florida limited partnership                                           owner of all outstanding
                                                                      voting common stock
                                                                      of corporate
                                                                      co-general partner,


                                                                      Midwest Energy
                                                                      Corporation

Capital Growth Management, Inc.     Investor in equity                Beneficial owner of
("Capital Growth"), a Florida       and debt securities               all outstanding voting
corporation                                                           common stock; sole
                                                                      director and officer

Capital Management Group, Inc.      Seller of Insurance and           Beneficial owner of
("Capital Management"), a Florida   related products, and             all outstanding voting
corporation                         financial planning                common stock; sole
                                    services                          director and officer


Federal Mortgage Management, Inc.   Buyer and seller                  Beneficial owner of
("FMMI"), a Florida corporation     of residential real estate        all outstanding vot-
                                                                      outstanding voting common
                                                                      stock

Federal Mortgage Management II      Buyer and seller of               Beneficial owner of all out-
, Inc.   (FMMII), a Florida Cor-    residential real estate           standing voting common stock,
poration                            mortgage loans                    sole director and CEO


            Federal Mortgage is a publicly held limited partnership. No current transactions between the Company and Federal Mortgage are pending or proposed.

         The limited partnership interests of Federal Resource are beneficially held by 28 persons. No current transactions between the Company and Federal Resource Income Program are pending or proposed.

         The Company may receive nominal transaction commissions from the investment activities of Capital Growth.

         Pursuant to general agency arrangements existing between Capital Management and various insurance companies, Capital Management is capable of offering life, disability, health, fixed annuity, long term care and Medicare supplement policies to the public in Florida. For the sale of such insurance products, the Company, under such general agency arrangements, is entitled to earn commissions. A number of the registered representatives/associated persons of the Company hold the necessary licenses to sell such insurance products to customers, and do so under the auspices of the general agency arrangements vested in Capital Management. Capital Management will, upon the sale of such insurance products by registered representatives, allocate and pay to the Company and such registered representatives a portion of such general agency commissions.

Federal Mortgage Management II, Inc. is a development stage corporation. Upon a successful public offering of its Promissory Notes, it will commence operational activities.


Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8K

         (a) The Financial statements of the Company for the fiscal year ended December 31, 1996, as audited by Bobbitt, Pittenger & Co., P.A., Certified Public Accountants, is included as
                 Exhibit 1 attached to this report

                 Exhibit 27 - Financial Data Schedule (for SEC use only).

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXECUTIVE WEALTH MANAGEMENT
                                               SERVICES, INC.


                                          By: Guy S. Della Penna
                                             -----------------------------------
                                              Guy S. Della Penna, President
                                              Chief Executive Officer


                                          By: J. Scott Fulton
                                             -----------------------------------
                                              J. Scott Fulton
                                              Executive Vice President,
                                              Chief Operating Officer and
                                              Treasurer


                                          By:  Bonnie S. Gilmore
                                             -----------------------------------
                                               Bonnie S. Gilmore
                                               Senior Vice President, Chief
                                               Financial Officer, Chief
                                               Compliance Officer, and Secretary

March 11, 1997

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.





                             REPORT ON AUDITS OF
                             FINANCIAL STATEMENTS
                          AND ADDITIONAL INFORMATION



                             FOR THE YEARS ENDED
                          DECEMBER 31, 1996 AND 1995









                                              BOBBITT, PITTENGER & COMPANY, P.A.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.




                                    CONTENTS


                                                                                                        PAGE
                                                                                                        ----
FINANCIAL STATEMENTS

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                               1

   BALANCE SHEETS                                                                                         2

   STATEMENTS OF OPERATIONS                                                                               3

   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                                          4

   STATEMENTS OF CHANGES IN LIABILITIES
       SUBORDINATED TO CLAIMS OF GENERAL CREDITORS                                                        5

   STATEMENTS OF CASH FLOWS                                                                               6

NOTES TO FINANCIAL STATEMENTS                                                                             7

ADDITIONAL INFORMATION

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ON ADDITIONAL INFORMATION                                                                         11

   COMPUTATIONS OF NET CAPITAL AND NET CAPITAL
       REQUIREMENTS UNDER RULE 15c3-1 OF THE
       SECURITIES AND EXCHANGE COMMISSION                                                                12

   COMPUTATION FOR DETERMINATION OF RESERVE
       REQUIREMENTS UNDER RULE 15c3-3 OF THE
       SECURITIES AND EXCHANGE COMMISSION                                                                13

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ON INTERNAL ACCOUNTING CONTROL REQUIRED
       BY SEC RULE 17a-5                                                                                 14

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ON THE SIPC ANNUAL ASSESSMENTS REQUIRED
       BY SEC RULE 17A-5                                                                                 16

                                              BOBBITT, PITTENGER & COMPANY, P.A.
                                                    CERTIFIED PUBLIC ACCOUNTANTS


February 5, 1997



BOARD OF DIRECTORS
Executive Wealth Management Services, Inc.
Sarasota, Florida


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Executive Wealth Management Services, Inc., as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholder's equity, changes in liabilities subordinated to claims of general creditors, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable addurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Executive Wealth Management Services, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





/s/ Bobbit, Pittenger & Company, P.A.
-------------------------------------
Bobbit, Pittenger & Company, P.A.
Certified Public Accountants

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                                 BALANCE SHEETS

                                                                                        December 31,
                                                                                   ---------------------
                                                                                   1996             1995
                                                                                   ----             ----
          ASSETS
CURRENT ASSETS
   Cash                                                                           $               $   20,403
   Receivables
       Broker/dealers                                                                40,306           39,343
       Correspondent brokers                                                        122,201          142,973
       Customers                                                                     13,000
       Affiliates and employees                                                       3,650
                                                                                  ---------       ----------

       TOTAL CURRENT ASSETS                                                         179,157          202,719

FURNITURE, FIXTURES AND EQUIPMENT -
   at cost, net of accumulated depreciation                                          37,192           42,351

OTHER ASSETS
   Deposits with clearing organizations                                              43,742           42,424
   Other deposits                                                                     1,934            1,934
                                                                                  ---------        ---------

                                                                                  $ 262,025        $ 289,428
                                                                                  =========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                               $  36,483        $  58,053
   Commissions payable                                                              143,566          144,543
                                                                                  ---------        ---------

       TOTAL CURRENT LIABILITIES                                                    180,049          202,596

STOCKHOLDERS' EQUITY
   Common stock - authorized 5,000,000 shares;
       par value $.002 in 1996 and $.01 in 1995; issued
       and outstanding, 2,491,490 shares and 462,833
       shares in 1996 and 1995, respectively                                          4,983            4,629
   Preferred stock - authorized 750,000 shares
       of $.01 par value; no shares issued                                             -                -
   Stock warrants                                                                     4,410            4,410
   Additional paid-in capital                                                       913,688          706,853
   Accumulated deficit                                                             (841,105)        (629,060)
                                                                                  ---------        ---------

       TOTAL STOCKHOLDERS' EQUITY                                                    81,976           86,832
                                                                                  ---------        ---------

                                                                                  $ 262,025        $ 289,428
                                                                                  =========        =========






                      See notes to financial statements.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                            STATEMENTS OF OPERATIONS



                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                   1996             1995
                                                                                   ----             ----
REVENUE
   Commissions                                                                  $2,909,749        $2,733,913
   Underwriting fees                                                                32,500            25,250
   Other                                                                            57,795            38,009
                                                                                ----------        ----------

                                                                                 3,000,044         2,797,172
EXPENSES
   Employer compensation and benefits                                              345,561           304,700
   Commissions                                                                   2,275,456         2,086,154
   Clearing charges and regulatory fees                                            262,542           250,003
   Occupancy and equipment rental                                                  125,968           118,468
   Depreciation                                                                     11,844            11,474
   Other operating expenses                                                        214,687           166,850
                                                                                ----------        ----------

                                                                                 3,236,058         2,937,649
                                                                                ----------        ----------

OPERATING LOSS                                                                    (236,014)         (140,477)

OTHER INCOME
   Rent                                                                             23,969            24,598
                                                                                ----------        ----------

LOSS BEFORE INCOME TAXES                                                          (212,045)         (115,879)

INCOME TAXES                                                                          -                 -
                                                                                ----------        -----------

NET LOSS                                                                        $  (212,045)      $  (115,879)
                                                                                ===========       ===========
NET LOSS PER SHARE                                                              $     (.071)      $     (.254)
                                                                                ===========       ===========




                       See notes to financial statements.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                         Additional
                              Common       Preferred      Paid-in        Accumulated       Stock
                              Stock         Stock         Capital          Deficit        Warrants     Total
                              ------       ---------     ----------      -----------      --------     -----
BALANCE,
   January 1, 1995            $4,408       $             $  598,210      $  (513,181)     $          $   89,437

Issuance of
   common stock                  221                        129,985                          4,410      134,616

Syndication costs                                           (21,342)                                    (21,342)

Net loss                                                                    (115,879)                  (115,879)
                              ------       ---------     ----------      -----------      --------   ----------

BALANCE,
   December 31, 1995           4,629                        706,853         (629,060)        4,410       86,832

Issuance of
   common stock                  381                        222,611                                     222,992

Syndication costs                                           (15,803)                                    (15,803)

Net loss                                                                    (212,045)                  (212,045)
                              ------       ---------     ----------      -----------      --------   ----------
BALANCE,
   December 31, 1996          $5,010       $             $  913,661      $  (841,105)     $  4,410   $   81,976
                              ======       =========     ==========      ===========      ========   ==========





                       See notes to financial statements.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.


                      STATEMENT OF CHANGES IN LIABILITIE
                  SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




The Company has no subordinated claims as of December 31, 1996 and 1995.
















                       See notes to financial statements.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                                  1996             1995
                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $ (212,045)      $ (115,879)

   Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation                                                                11,844           11,474
       (Increase) decrease in operating assets:
          Receivables:
              Broker dealers                                                         (963)          (6,897)
              Correspondent brokers                                                20,772          (55,051)
              Affiliates and employees                                             (3,650)             990
              Customers                                                           (13,000)
          Deposits                                                                 (1,318)          (2,188)
       (Decrease) increase in operating liabilities:
          Accounts payable                                                        (21,570)          24,428
          Commissions payable                                                        (977)          45,686
                                                                               ----------       ----------

                                                                                   (8,862)          18,442
                                                                               ----------       ----------

NET CASH USED IN OPERATING ACTIVITIES                                            (220,907)         (97,437)
                                                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture, fixtures and equipment                                   (6,685)
                                                                               ----------       ----------
NET CASH USED BY
   INVESTING ACTIVITIES                                                            (6,685)
                                                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                             222,992          134,616
   Syndication costs                                                              (15,803)         (21,342)


NET CASH PROVIDED BY FINANCING ACTIVITIES                                         207,189          113,274
                                                                               ----------       ----------

NET (DECREASE) INCREASE IN CASH                                                   (20,403)          15,837

CASH, at beginning of year                                                         20,403            4,566
                                                                               ----------       ----------

CASH, at end of year                                                           $                $   20,403
                                                                               ==========       ==========




                       See notes to financial statements.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Executive Wealth Management Services, Inc. (the "Company") is a securities broker/dealer that transacts business through correspondent brokers and does not handle any customer securities or funds. Customer security transactions and related commission revenue and expenses are recorded on the trade date.
The Company also acts as a broker/dealer in selling both public and private securities offerings on a best efforts basis. The Company receives commissions and underwriting fees for its services.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Receivables from Correspondent Brokers and Broker/Dealers

The receivables from correspondent brokers and broker/dealers represent commissions earned which had not been received at year-end. Management has determined that these amounts are fully collectible.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost. Depreciation is provided in amounts sufficient to relate the cost of assets to operations over their estimated useful lives using the straight-line method.

Investments

The Company was issued 55,263 shares of common stock of Flight Sciences, Inc. This stock was issued to the Company in relation to a private offering of Flight Sciences' promissory notes. These shares represent 5% of Flight Sciences, Inc.'s outstanding common stock. The Company has assigned no value to the stock due to the fact there is no ready market and its value is not determinable.

Loss per Share

Loss per share is computed based upon 2,991,488 and 455,477 weighted average shares outstanding during the years ended December 31, 1996 and 1995, respectively.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statements of Cash Flows

For purposes of reporting cash flows, the Company considers cash and cash equivalents as those amounts which are not subject to restrictions or penalties and have an original maturity of three months or less.

Reclassifications

Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 financial statement presentation. Such reclassifications had no effect on net income as previously reported.


NOTE B - DEPOSITS WITH CLEARING ORGANIZATIONS

Deposits with clearing organizations represent investments in money market funds and mutual funds. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreements between the parties. Deposits are reflected at their fair market value.


NOTE C - FURNITURE, FIXTURES AND EQUIPMENT

A summary of furniture, fixtures and equipment follows at December 31:


                                                                        1996             1995
                                                                        ----             ----
       Furniture and fixtures                                         $ 37,951         $ 37,951
       Equipment                                                        33,240           26,555
       Leasehold improvements                                            6,622            6,622
                                                                      --------         --------

                                                                        77,813           71,128
       Less accumulated depreciation                                   (40,621)         (28,777)
                                                                      --------         --------

                                                                      $ 37,192         $ 42,351
                                                                      ========         ========

NOTE D - OPERATING LEASE

The Company leases office space under operating lease agreements which expire
in 1996 through 1998.   Rent expense for the years ended December 31, 1996 and
1995 was $103,452 and $101,101, respectively.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS




NOTE D - OPERATING LEASE (CONTINUED)

The future minimum rental commitment for the noncancellable lease agreements as of December 31, 1996 is as follows:

              1997                                             $  76,452
              1998                                                67,452
                                                               ---------

                                                               $ 143,904
                                                               =========

NOTE E - NET CAPITAL REQUIREMENT

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000. In December, 1991, the National Association of Securities Dealers, Inc. approved the Company as a fully disclosed broker/dealer. The Company has a restrictive agreement to maintain the greater of a net capital of 130% of the minimum requirement or 6 2/3% of aggregate indebtedness for each of the two years in the period ended December 31, 1996.

The Company had a net capital of $22,618 or 188% and $37,837 or 356% of the minimum requirement at December 31, 1996 and 1995, respectively. The net capital rules may effectively restrict the payment of dividends to the Company's stockholders. The Company operates pursuant to the (K)(2)(ii) exemptive provisions of the Securities and Exchange Commission's Rule 15c3-3 and does not hold customer funds or securities.

Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Company's ratio was
7.85 to 1 and 5.35 to 1 at December 31, 1996 and 1995, respectively.

NOTE F - INCOME TAXES

At December 31, 1996, the Company has a net operating loss carryforward of approximately $657,000 that will be available to offset future taxable income through 2011. Due to the lack of historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $240,000 and $174,270, for 1996 and 1995, respectively, calculated using an effective income tax rate of 37% for the Company. The Company has no significant differences between book and taxable income.

NOTE G - RELATED PARTY TRANSACTIONS

The majority stockholder is the controlling stockholder of a corporation organized in 1995 to develop and implement a franchise business pursuant to which the franchisee will purchase residential single family houses for resale. The Company realized placement and management fees of $32,500 and $13,000 during 1996 and 1995, respectively, relating to the offering of notes for this corporation.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE G - RELATED PARTY TRANSACTIONS (CONTINUED)

During the years ended December 31, 1996 and 1995, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $24,000 and $25,000, respectively, for the use of the space.

During the year ended December 31, 1996 and 1995, the Company paid rent of $36,000 and $21,000, respectively, to the Company's majority stockholder for the use of office space. The lease with this stockholder expires March, 1997.

See Note H for additional related party transactions.


NOTE H - COMMON STOCK TRANSACTIONS

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

In November, 1995, the Company approved a plan to grant options to certain employees to purchase the Company's common stock. The plan provides for the granting of options to purchase a maximum of 100,000 shares of the Company's stock at a price to be determined at the time of grant. The price, however, shall not be greater than $3.00 per share. The plan requires a participant to be employed by the Company for a number of years before exercise. Granted options expire 10 years from the grant date. At December 31, 1995, all of the options had been granted. Under the plan the Company has complete discretion in approving exercise of the options, which encompasses the option price as well as whether any options will be allowed to be exercised.

On December 15, 1995, the Company and the majority stockholder initiated a private placement of 80,000 shares of the Company's common stock at a price of $6.00 per share. The shares contained in the offering are to be drawn equally from the authorized but unissued shares of the Company and the majority stockholder. Accordingly, gross proceeds from the sale of the stock will be shared equally by the Company and the majority stockholder. The proceeds from this private placement were utilized for additional expansion and working capital by the Company. During 1996, the Company sold 38,164 shares, of which 10,898 were sold to the majority stockholder. All sales were at $6.00 per share.

In May 1996, the Board approved a five to one stock split of its common stock which reduced its par value to $.002. In September 1996 the split became effective. Total shares and options outstanding after the split at December 31, 1996 were 2,491,490 and 500,000, respectively.

                             ADDITIONAL INFORMATION

                                              BOBBITT, PITTENGER & COMPANY, P.A.
                                                    CERTIFIED PUBLIC ACCOUNTANTS



February 5, 1997




BOARD OF DIRECTORS
Executive Wealth Management Service, Inc.
Sarasota, Florida

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                          ON ADDITIONAL INFORMATION


We have audited the accompanying financial statements of Executive Wealth Management Services, Inc. as of December 31, 1996 and 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules of Computations of Net Capital and Net Capital Requirements Under Rule 15c3-1 of the Securities and Exchange Commission and Computation for Determination of Reserve Requirements under Rule 15c3-3 of the Securities and Exchange Commission are presented for the purposes of additional analysis and are not a required part of the basic financial statements. The accompanying schedules are required by Rule 17a-5 of the Securities and Exchange Commission. Such information has been subjected to the testing procedures applied in the suit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The Company is exempt form the determination of reserve requirements in compliance with provisions under SEC Rule 16c3-3. We found no material differences in the computation of not capital under SEC Rule 15c3-1.



/s/ Bobbitt, Pittenger & Company, P.A.
--------------------------------------
Bobbitt, Pittenger & Company, P.A.
Certified Public Accountants

                  EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

           COMPUTATIONS OF NET CAPITAL AND NET CAPITAL REQUIREMENTS UNDER RULE 15c3-1 OF THE SECURITIES AND EXCHANGE COMMISSION


                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                    1996            1995
                                                                                    ----            ----
          NET CAPITAL

Stockholders' equity                                                            $  81,976        $  86,832

Deductions - non-allowable assets
   Furniture, fixtures and equipment                                              (37,192)         (42,351)
   Deposits   (1,934)                                                              (1,934)
   Petty cash                                                                        (100)            (100)
   Accounts receivable                                                            (19,257)          (3,762)
                                                                                ---------        ---------

Net capital before haircuts on securities                                          23,493           38,685

Haircuts on securities                                                               (875)            (848)
                                                                                ---------        ---------

       NET CAPITAL                                                              $   22,618       $  37,837
                                                                                ==========       =========



          AGGREGATE INDEBTEDNESS

Items included in balance sheet
   Accounts payable                                                             $  34,050        $  58,053
   Commissions payable                                                            143,566          144,543
                                                                                ---------        ---------

       Total Aggregate Indebtedness                                             $ 177,616        $ 202,596
                                                                                =========        =========

Ratio:    Aggregate Indebtedness to Net Capital                                 7.85 to 1        5.35 to 1
                                                                                ==========       =========

CAPITAL REQUIREMENTS

   MINIMUM NET CAPITAL REQUIREMENT PER
       SEC RULE 15c3-1                                                          $   5,000        $   5,000
                                                                                =========        =========

   NET CAPITAL REQUIREMENT PER NATIONAL
       ASSOCIATION OF SECURITIES DEALERS (130%
       OF MINIMUM NET CAPITAL REQUIREMENT
       OR 6 2/3% AGGREGATE INDEBTEDNESS)                                        $  11,842        $  13,507
                                                                                =========        =========


                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

            COMPUTATION FOR DETERMINATION OF RESERVE REQUIREMENTS
         UNDER RULE 15c3-3 OF THE SECURITIES AND EXCHANGE COMMISSION
                          DECEMBER 31, 1996 AND 1995





The Company is exempt from the determination of reserve requirements under provisions of SEC Rule 15c3-3 exemption K- 2ii.

                                              BOBBITT, PITTENGER & COMPANY, P.A.
                                                    CERTIFIED PUBLIC ACCOUNTANTS


February 5, 1997




BOARD OF DIRECTORS
Executive Wealth Management Services, Inc.
Sarasota, Florida

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
          ON INTERNAL ACCOUNTING CONTROL REQUIRED BY SEC RULE 17A-5

In planning and performing our audit of the financial statements of Executive Wealth Management Services, Inc. for the years ended December 31, 1996 and 1995, we considered its internal control structure in order to determine our auditing procedures of the purposes of expressing our opinion on the financial statements and not provide assurance on the internal control structure.

We also made a study of the practices and procedures followed by the Company, in making the periodic computations of aggregate indebteness and net capital under Rule 17a-3(a)(11) and the procedures of determining compliance with the exemption provisions of Rule 15c3-3. We did not review the practices and procedures followed by the Company in making the quarterly securities examinations, counts, verifications and the recordation of differences required by Rule 17a-13 or in complying with the requirements for prompt payment for securities under Section 8 of Regulation of the Board of Governors of the Federal Reserve System because the Company did not carry security accounts for customer s or perform custodial function relating to customer securities.

The management of the Company is responsible for establishing and maintaining a system of internal accounting control and the practices and procedures referred to in the preceding paragraph. In fulfilling this responsibility, estimates and judgements by management are required to assess the expected benefits and related costs of control procedures and of the practices and procedures referred to in the preceding paragraph and to assess whether those practices and procedures can be expected to achieve the Commission's above-methioned objectives of a system of internal accounting control and the practices and procedures are to provide management with reasonable, but not absolute, assurance that assets for which the Company has responsibility are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Rule 17a-5(g) lists additional objectives of the practices and procedures listed in the preceding paragraph.

Because of inherent limitations in any internal accounting control procedures or the practices and procedures referred to above, errors or irregularities may nevertheless occur and not be defected. Also, projection of any evaluation of them to future periods is subject to the risk that they may become inadequate because of changes conditions or that the degree of compliance with them may deteriorate.

                                             Bobbitt, Pittenger & Company, P.A.


BOARD OF DIRECTORS
Page Two
February 5, 1997


Our consideration of the Internal control structure would not necessarily disclose all matters in the Internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of the specific Internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted the following matter involving the control environment and its operation that we consider to be a material weakness as defined above. This condition was considered in determining the nature, timing and extent of the procedures to be performed in our audits of the financial statements of Executive Wealth Management Services, Inc. for the years ended December 31, 1996 and 1995, and this report does not affect our report thereon dated February 5, 1997.

Segregation of Duties
---------------------

Because of a limited number of personnel, it is not always possible to adequately segregate certain incompatible duties so that no one employee has access to both physical assets and the related accounting records, or to all phases of a transaction. Consequently, the possibility exists that unintentional or intentional errors or irregularities could exist and not be promptly detected.

Our audit did not reveal any significant errors or irregularities resulting from this lack of segregation of employee duties and responsibilities.

We understand that practices and procedures that accomplish the objectives referred to in the second paragraph of this report are considered by the Commission to be adequate for its purpose in accordance with the Securities Exchange Act of 1934 and related regulations, and that practices and procedures that do not accomplish such objectives in all material respects indicate a material inadequacy for such purposes. Based on this understanding and on our study, we believe that the Company's practices and procedures were adequate at December 31, 1996 and 1995, to meet the Commission's objectives.

The condition was considered in determining the nature, timing and extent of the procedures to be performed in our audits of the financial statements of Executive Wealth Management Services, Inc. for the years ended December 31, 1996 and 1995. This report does not affect our report dated February 5, 1997 relating to the audit of the financial statements for the years ended December 31, 1996 and 1995.


                                  * * * * *


This report is intended solely for the use of management of Executive Wealth Management Services, Inc. and the Securities and Exchange Commission and other regulatory agencies which rely on Rule 17a-5(g) under the Securities Exchange Act of 1934 and should not be used for any other purposes.



Bobbitt, PIttenger & Company, P.A.

Certified Public Accountants

                                             Bobbitt, Pittenger & Company, P.A.
                                                   Certified Public Accountants


February 5, 1997


BOARD OF DIRECTORS
Executive Wealth Management Services, Inc.
Sarasota, Florida

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------
           ON THE SIPC ANNUAL ASSESSMENT REQUIRED BY SEC RULE 17A-5
           --------------------------------------------------------

In accordance with Rule 17a-5(e)(4) of the Securities and Exchange Commission, we have performed the following procedures with respect to the accompanying schedule (Form SIPC-7) of Securities Investor Protection Corporation assessments and payments of Executive Wealth Management Services, Inc. for the year ended December 31, 1996. Our procedures were performed solely to assist you in complying with Rule 17a-5(e)(4), and our report is not to be used for any other purpose. The procedures we performed are as follows:

   1. Compared listed assessment payments with respective cash disbursement records entries;

   2. Compared amounts reported on the audited Form X-17A-5 for the period January 1, 1996 to December 31, 1996, with the amounts reported in the General Assessment Reconciliation (Form SIPC-7);

   3. Compared any adjustments reported in Form SIPC-7 with supporting schedules and working papers;

   4. Proved the arithmetical accuracy of the calculations reflected in Form SIPC-7 and in the related schedules and working papers supporting adjustments; and

   5. Compared the amount of any overpayment applied with the Form SIPC-7 on which it was computed.

Because the above procedures do not constitute an audit made in accordance with generally accepted auditing standards, we do not express an opinion on the schedule referred to above. In connection with the procedures referred to above, nothing came to our attention that caused us to believe that the amounts shown on Form SIPC-07 were not determined in accordance with applicable instructions and forms. This report relates only to the schedule referred to above and does not extend to any financial statements of Executive Wealth Management Services, Inc. taken as a whole.


Bobbitt, Pittenger & Company, P.A.
Certified Public Accountants