Form 10QSB
period 1997-03-31
EXECUTIVE WEALTH MANAGEMENT SERVICES INC /FL/
filed 1997-05-15
CIK 888386

0



                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10Q-SB

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the three months ended                   Commission File Number
March 31, 1997                               33-48017-A

                EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                          (a Florida corporation)
          (Exact name of Registrant as specified in its Charter)
              Florida                                  59-2087068
------------------------------             ---------------
State or other jurisdiction of                    I.R.S. Employer
incorporation or organization               Identification Number

            2323 Stickney Point Road, Sarasota, Florida  34231
---------------------------------------------------------------
            (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (941) 921-9700
                                                   ----------------

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
Yes    X    No       .
    -------    ------

     For the three months ended March 31, 1997, the Registrant had revenues of $867,409.

      As of March 31, 1997, the Registrant had 5,000,000 Shares authorized and 2,534,000 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was sold is $1,294,992.


                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      Set forth below are the unaudited financial statements reflecting the Company's financial condition as of March 31, 1997, and the related statements of operations and shareholders' equity for the three months ended March 31, 1997 and 1996.












      [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]















          EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.

                         BALANCE SHEET

                   March 31, 1997 (Unaudited)

                             ASSETS
CURRENT ASSETS
  Cash                                                 $  6,095
  Accounts receivable from
   correspondent brokers                                153,944
  Accounts receivable from affiliates                    17,954
  Accounts receivable from others                           775
  Prepaid expenses                                        5,000
                                                       --------
        TOTAL CURRENT ASSETS                            183,768

INVESTMENTS                                                                                      -

  Furniture, Fixtures and Equipment -
    at cost net of accumulated depreciation              34,161

OTHER ASSETS
   Deposits with clearing organizations                  44,059
   Other deposits                                         1,934
                                                       --------
     TOTAL ASSETS                                      $263,922
                                                       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                     $ 26,856
  Commissions Payable                                   135,441

                                                       --------
     TOTAL CURRENT LIABILITIES                          162,297

STOCKHOLDERS' EQUITY
  Preferred Stock - authorized 750,000
   shares of $.01 par value; no shares
   issued or outstanding                                   -
  Common Stock - authorized 5,000,000
   shares of $.002 par value; issued and
   outstanding 2,534,000 shares                           5,068
  Additional paid-in capital                                                                     964,602
  Additional paid-in capital, warrants                    4,410
  Retained earnings
(872,455)
     TOTAL STOCKHOLDERS' EQUITY                         101,625
                                                       --------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY               $263,922
                                                       ========

           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                     STATEMENTS OF OPERATION

         For The Three Months Ended March 31 (Unaudited)

                                          1997          1996
REVENUE
  Commissions                           $825,929      $629,816
  Underwriting fees                       10,500        15,590
  Other income                            30,980        18,551
                                        --------      --------
TOTAL REVENUE                            867,409       663,957

EXPENSES
  Advertising                                800         1,172
  Board of Directors fees                  4,000         4,000
  Clearing charges                        57,679        53,870
  Commissions                            669,619       497,107
  Consulting fees                         12,400        15,503
  Dues and subscriptions                     861         1,660
  Depreciation                             3,031         2,864
  Insurance                                  604         3,639
  Meetings and seminars                       29           256
  Miscellaneous                            3,727         3,464
  Occupancy costs                         21,428        25,047
  Office expenses                          6,188        10,266
  Professional development                   -             250
  Regulatory                               2,663         5,656
  Rental equipment                         2,641         2,667
  Salaries and wages                      86,861        67,669
  Taxes                                   10,269         9,312
  Travel and lodging                       9,727        11,774
  Utilities                                6,232         7,863
                                        ---------      --------
TOTAL OPERATING EXPENSES                 898,759       724,039
                                        ---------      --------

OPERATING INCOME/(LOSS)                  (31,350)      (60,082)
                                        ---------      --------

NET INCOME/(LOSS)                       $(31,350)     $(60,082)

NET INCOME/(LOSS) PER SHARE             $  (.012)     $  (.026)
                                        =========     =========

           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

         For The Three Months Ended March 31 (Unaudited)

                                                   Additional
                                      Additional    Paid-In      Retained
                 Preferred    Common    Paid-In     Capital      Earnings
                   Stock      Stock     Capital     Warrants     (Deficit)  Total
                 ---------  --------  ----------   ----------    ---------  -------
Balance at
 January 1, 1997      -     $  4,983   $913,687      $ 4,410    ($841,105) $ 81,975

Issuance of
 common stock                     85     50,915                              51,000

Net loss for the
 Three months ended
 March 31, 1997                                                   (31,350)  (31,350)
                 ---------  --------  ----------   ---------     ---------  --------
Balance at
March 31, 1997  $     -     $ 5,068     $964,602   $  4,410     $(872,455)  $101,625
                 =========  ========  ==========   =========     =========  ========



                                     Additional     Retained
                 Preferred  Common     Paid-In      Earnings     Stock
                  Stock     Stock      Capital      (Deficit)   Warrants    Total
                 ---------  -------  ----------     ---------  ----------   ---------
Balance at
January 1, 1996 $           $ 4,629    $706,853     $(629,060)  $  4,410    $ 86,832
Issuance of Common
Stock                            84      50,416                               50,500

Syndication Costs                        (4,650)                              (4,650)

Net loss for three
  months ended
  March 31, 1996                        (60,082)                              (60,082)
                 --------   -------   -----------   ----------  ----------  ---------
Balance at
March 30, 1996   $          $ 4,713    $752,617     $(689,142)   $  4,410   $ 72,598
                 ========   =======   ===========   ==========  ==========  ========

           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                     STATEMENT OF CASH FLOWS

        For The Three Months Ended March 31 (Unaudited)

                                             1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                       $(31,350)    $(60,082)
  Adjustments to reconcile
     net income to net cash
     used in operating activities:

     Depreciation                            3,031        2,864

     (Increase) decrease in
       operating assets:

     Receivable from correspondent
       brokers                               8,562       (6,827)
       Receivable - other                   (2,078)       8,576
       Deposits                               (317)        (324)
       Prepaid expense                      (5,000)          -

     Increase (decrease) in
       operating liabilities:

       Accounts payable                     (9,628)      (4,601)
       Commissions payable                  (8,125)      (5,964)
                                          ---------    ---------
     Net cash provided by (used in)
       operating activities                (44,905)     (66,358)
                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                   51,000      50,500
  Cash paid for syndication costs               -        (4,545)
                                          ---------    ---------
     Net cash provided by (used in)
       financing activities                  51,000      45,955
                                          ---------    ---------

NET INCREASE (DECREASE) IN CASH               6,095     (20,403)

CASH AT BEGINNING OF PERIOD                      -      (20,403)
                                          ---------    ---------

CASH AT END OF PERIOD                     $   6,095    $    -
                                           =========   =========


           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                  NOTES TO FINANCIAL STATEMENTS

       For The Three Months Ended March 31, 1997 and 1996


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Executive Wealth Management Services, Inc., (the Company) is a securities broker/dealer that transacts business through correspondent brokers and does not handle any customer securities or funds. Customer security transactions and related commission revenue and expenses are recorded on the trade date. The Company also acts as a broker/dealer in selling both public and private securities offerings on a best efforts basis. In addition, the Company receives commissions, investment banking and underwriting fees for its services.

Receivable from Correspondent Brokers
The receivable from correspondent brokers and broker/dealers represent commissions earned which had not been received at March
31, 1997. Management has determined that these amounts are fully collectible.

Furniture, Fixtures and Equipment
Furniture,   fixtures  and  equipment  are  recorded   at   cost.
Depreciation is provided for in amounts sufficient to relate the cost of assets to operations over their estimated useful lives using the straight-line method.

Investments
The Company was issued 55,263 shares of common stock of Flight Sciences, Inc. This stock was issued to the Company in relation to a private offering of Flight Sciences' promissory notes.
These shares represented 5% of Flight Sciences, Inc.'s outstanding common stock at the time. The Company has assigned no value to the stock due to the fact that there is no ready market and its value is not determinable.

Loss Per Share
Loss  per  share is computed based upon 2,534,000  and  2,355,320 shares outstanding during the periods ended March 31, 1997 and 1996, respectively.


Note 2 - DEPOSIT WITH CLEARING ORGANIZATION

Deposits with clearing organizations represent investments in money markets. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreement between the parties. Deposits are reflected at fair market value.


Note 3 - FURNITURE, FIXTURES AND EQUIPMENT

A summary of furniture, fixtures and equipment follows:

                                 March 31, 1997
     Furniture and fixtures       $ 37,951
     Equipment                      33,240
     Leasehold improvements          6,622
                                   -------
                                    77,813
     Less:  Accumulated
            Depreciation           (43,652)
                                   --------
                                  $ 34,161
                                   ========

Note 4 - Operating Leases

Rent  expense for the three months ended March 31, 1997 and  1996 was $21,428 and $25,047, respectively.

Note 5 - NET CAPITAL REQUIREMENT

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000. In December of 1991, the National Association of Securities Dealers, Inc. approved the Company as a fully disclosed broker/dealer. The Company has a restrictive agreement to maintain a net capital of 130% of the minimum requirement or 6 2/3% of aggregate indebtedness for each of the three month periods ended March 31, 1997 and 1996.

The Company had net capital of $40,721 or 376% and $28,358 or 221% of the minimum requirement at March 31, 1997 and 1996, respectively. The net capital rules may effectively restrict the payment of dividends to the Company s stockholders. The Company operates pursuant to the (K) (2) (ii) exemptive provisions of the Securities and Exchange Commission s Rule 15c3-3 and does not hold customers funds or securities.

NOTE 6 - INCOME TAXES

At December 31, 1996, the Company had a net operating loss carry forward of approximately $657,000 that will begin to expire in the year 2009. Due to the lack of historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $240,000, calculated using an effective income tax rate of 37% for the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 1997 and 1996, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $5,724 and $5,870, respectively, for the use of the space.

During  the  three months ended March 31, 1997, the Company  paid
rent   of   approximately  $9,000  to  the   Company's   majority
stockholder for the use of office space.


NOTE 8 - COMMON STOCK TRANSACTIONS

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

In November, 1995, the Company approved a plan to grant options to certain employees to purchase the Company's common stock. The plan provided for the granting of options to purchase a maximum of 100,000 shares of the Company's stock at a price to be determined at the time of grant. The price, however, is not greater than $3.00 per share. The plan required a participant to be employed by the
Company for a number of years before exercise. Granted options expire 10 years from the grant date. At March 31, 1997, none of the options have been exercised.

     During 1996, the majority stockholder purchased 9,581 shares of common stock at $6.00 per share.


NOTE 9 - COMMON STOCK TRANSACTIONS (CONTINUED)

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

     Current Operations

The table set forth below reflects the source of revenue earned by the Company during the three months ended March 31, 1997 and 1996.

                               1997      1996     Increase/
                                                  (Decrease)
Source of Revenue Earned
Commission:
    Proprietary Products  $   7,500  $    9,090  $  (1,590)
    Transactional           410,403     351,364     59,039
    Mutual Fund Sales       138,249     155,347    (17,098)
    Insurance/Annuity       218,039      46,510    171,529
    Sale of non-proprietary
     limited partnerships    59,237      76,595    (17,358)
                          ---------  ----------  ----------
Total Commissions           833,428     638,906    194,522

Other:
    Underwriting fees         3,000       6,500     (3,500)
    Miscellaneous            30,981      18,551     12,430
                          ---------  ----------  ----------
Total                     $ 867,409  $  663,957   $203,452
                          =========  ==========  ==========

The Company received commissions and underwriting fees of $10,500 and $15,590 from the sale of proprietary products or commissions which were "in house" in character for the three months ended March 31, 1997 and 1996, respectively. The Company anticipates a significant increase in income from proprietary products and underwritings in the second and third quarters of fiscal 1997.

Transactional revenues, increased by $59,039 or 16.8% for the three months ended March 31, 1997, as compared to the same period in 1996. This increase relates directly to the increased production of the Company s branch and satellite offices. This increase is expected to continue with the addition of a New Jersey branch in April, 1997.

Mutual fund revenue decreased approximately $17,098 or 11.01% for the three months ended March 31, 1997 as compared to the same period ended 1996.

Limited partnership revenue decreased $17,358 or 22.66% from the three months ended March 31, 1996 compared to the same period ended 1997.

The decreases in mutual fund and limited partnership revenue of $34,456 are offset with an increase of insurance/annuity revenue. Insurance/annuity revenue increased $171,529 or 368.8% for the three month period ended March 31, 1997 as compared to the same period ended 1996.

Overall, total revenue increased $203,452 or 30.64% for the three months ended March 31, 1997 as compared to the same period ended
1997.


The Company has a diverse base of registered representatives ranging from transaction oriented brokers to strictly insurance and mutual fund producers. Transactional revenue was approximately 47% of total revenue, compared to 53% at March 31, 1996. This decrease is attributable to the Company's focused effort in the insurance marketing, education and recruiting efforts of the business, resulting in an increase in insurance related production.

As a result of expansion activities not only did the Company experience increased revenues, but the related expenses have also increased. The table set fourth below reflects the expense categories of the Company in which there was a significant increase or decrease for the three months ended March 31, 1997, as compared to the same period in 1996:

                                                  Increase/
                            1997       1996       (decrease)
  Expense Cateegory
  Commissions            $669,619    $497,107       138,077
  Clearing Charges         57,679      53,870         3,809
  Consulting               12,400      15,503        (3,103)
  Insurance                   604       3,639        (3,035)
  Occupancy                21,428      25,047        (3,619)
  Office Expense            6,188      10,266        (4,078)
  Regulatory                2,663       5,656        (2,993)
  Salaries & Wages         86,861      67,669        19,192
  Travel and lodging        9,727      11,774        (2,047)

Commission expense increased from $497,109 for the three months ended March 31, 1996, to $669,619 for the three months ended
March 31, 1997. The increase in commissions expense is directly related to the aforementioned increase in production.

Clearing  charges  increased $3,809 or 7% for  the  period  ended
March 31, 1997, as compared to the same period ended 1996. Clearing charges relate to transaction revenue, hence, generally an increase or decrease in revenue will have the same effect on charges.

Consulting fees decreased $3,103 for the three months ended March
31,  1997, as compared to the same period in 1996.  This decrease
relates   to  accounting  and  legal  services  being   performed
internally.

Insurance expense decreased $3,035 or 83.4% for the three month period ended March 31, 1997, as compared to the same period ended 1996. This decrease relates to a decrease in individual state requirements of surety bonds. Many states required a broker dealer to maintain a surety bond, exclusively for those clients which reside in that state. In late 1996, Congress passed the National Securities Markets Improvement Act which eliminated the surety bond requirement for broker dealers.

Occupancy costs decreased $3,619 for the three month period ended March 31, 1997, as compared to the same period ended 1996. This decrease relates to partial relocation of corporate personnel to a different branch site which resulted in lower rent expense.

Office expense decreased $4,078 or 39.7% for the three months ended March 31, 1997, as compared to the three months ended
March 31, 1996. This decrease in primarily due to management's stringent cost cutting efforts for fiscal 1997.

Regulatory expenses decreased $2,993 or 52.9% for the three month period ended March 31, 1997 as compared to the same period ended 1996. The decrease relates to a decrease in the number of registered representatives for whom the Company pays registration fees. Regulatory expenses are expected to increase in conjunction with the Company's growth. Specifically, the Company's Registered Investment Advisory (RIA) services is and will become an area of increased revenue as well as regulatory expense.

Salaries and wages increased for the three month period ended March 31, 1997, as compared to the same period in 1996 by $19,192. This increase relates to the Company hiring a full time general counsel and bringing the accounting function in-house.

Travel and lodging decreased $2,047 to $9,727 for the three month period ended March 31, 1997, compared to $11,774 for the same period ended 1996. The decrease relates to the stringent expense budget efforts on the part of management.

Future Operations

      As  of  March  31,  1997,  Executive had  approximately  80 registered representatives and is in the process of recruiting several new office locations.

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

      The Company and its management continue to pursue the addition of new offices and new registered representatives to existing offices. Management is currently in negotiations with a prospective office in Illinois. The addition of this office could result in additional gross revenues to the Company of approximately $1.1 million. Management will continue to pursue new retail establishments in addition to the one currently being pursued.

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

     - Executive was also named best efforts managing Placement Agent for Federal Mortgage Management II, Inc., an affiliate of Executive, in a $5,000,000 Public offering of Promissory Notes. As compensation for acting as the best efforts managing Placement Agent Executive expects to receive average selling commissions equal to six and one tenth percent (6.1%), a note offering management fee equal to three percent (3%) and a non-accountable expense allowance equal to two percent (2%) of the Note offering price. It is anticipated that this offering will commence in June 1997.

      For approximately two and one half years, the Company has aggressively engaged in, and committed significant financial and personnel resources to an extensive market study and analysis of the viability of marketing, on an exclusive and endorsed basis, various insurance, financial and securities-related products, and other services to members of large medical affinity groups and associations. In this regard, Executive has established contacts and relationships with various medical associations and affinity groups and has presented comprehensive marketing proposals to specific groups. The Company will continue to develop these relationships along with attempting to establish additional relationships with new groups in 1997.

      As  of  April  10,  1997,  the Company  was  successful  in
recruiting  a  new  branch office in New Jersey.   As  a  result,
Management projects gross revenues to increase $800,000 for the remainder of fiscal 1997.

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

Regulatory Net Capital

As a securities broker-dealer, the Company is subject to the net capital rules of the United States Securities and Exchange Commission and similar rules in force in the states where the Company is registered as a securities broker-dealer. The aggregate indebtedness of a securities broker-dealer in relation to its net capital is also subject to Commission rules. Such rules are somewhat complex in the manner that regulatory net capital is computed. In summary, however, the computation of regulatory net capital relates to the stockholder's equity of the Company taking into account deductions from such stockholder's equity which relate to non-allowable assets which are a non-liquid type and reductions in the market value of investment securities owned by the Company in accordance with rule-
prescribed "haircuts". Under the rules, the aggregate indebtedness of the Company in relation to its net capital may not exceed a ration of 15 to 1.

The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of March 31, 1997 and 1996:


                                          1997         1996
     Net Capital                        $ 40,721     $ 28,358
     Aggregate Indebtedness              162,297      192,338
     Ratio of aggregate indebtedness
         to net capital                 3.99 to 1      6.78 to 1

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

Item 6.    Exhibits and Reports on Form 8-K.
           Not Applicable



       [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

     In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.


   May 14, 1997

                              BY  Guy S. Della Penna
                                  Guy S. Della Penna, President
                                  and Chief Executive Officer

   May 14, 1997

                              BY  J. Scott Fulton
                                  J. Scott Fulton, Executive Vice
                                  President, Chief Operating
                                  Officer and  Treasurer




   May 14, 1997               BY  Bonnie S. Gilmore
                                  Bonnie S. Gilmore, Senior Vice
                                  President, Chief Financial
                                  Officer and  Secretary Secretary