Form 10QSB
period 1997-06-30
EXECUTIVE WEALTH MANAGEMENT SERVICES INC /FL/
filed 1997-08-13
CIK 888386

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10Q-SB

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the six months ended                     Commission File Number
June 30, 1997                                33-48017-A

                EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                          (a Florida corporation)
          (Exact name of Registrant as specified in its Charter)
              Florida                           59-2087068
State or other jurisdiction of                    I.R.S. Employer
incorporation or organization               Identification Number

            2323 Stickney Point Road, Sarasota, Florida  34231
            (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (941) 921-9700

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

      Indicate  by  check mark whether the Registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /.

     For the six months ended June 30, 1997, the Registrant had revenues of $1,916,081.

      As of June 30, 1997, the Registrant had 5,000,000 Shares authorized and 2,533,985 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was sold is $1,294,992.


                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      Set forth below are the unaudited financial statements reflecting the Company's financial condition as of June 30, 1997, and the related statements of operations and shareholders' equity for the six months ended June 30, 1997 and 1996.












      [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]















          EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.

                         BALANCE SHEET

                   June 30, 1997 (Unaudited)

                             ASSETS
CURRENT ASSETS
  Cash                                       $   1,134
  Accounts receivable from
     correspondent brokers                     259,749
  Accounts receivable from affiliates           14,200
  Accounts receivable from others                1,133
  Prepaid expenses                               5,885
                                             ---------
        TOTAL CURRENT ASSETS                   282,101

INVESTMENTS
  Furniture, Fixtures and Equipment -
    at cost net of accumulated depreciation     31,130

OTHER ASSETS
  Deposits with clearing organizations          44,413
  Other deposits                                 7,434
                                             ---------

        TOTAL ASSETS                          $365,078
                                             =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                           $  60,463
  Commissions Payable                          206,810
                                             ---------

        TOTAL CURRENT LIABILITIES              267,273

STOCKHOLDERS  EQUITY
  Preferred Stock - authorized 750,000
    shares of $.01 par value; no shares
      issued or outstanding                         -
  Common Stock - authorized 5,000,000
   shares of $.002 par value; issued and
     outstanding 2,533,985 shares                5,068
  Additional paid-in capital                   964,602
  Additional paid-in capital, warrants           4,410
  Retained earnings                           (876,275)
        TOTAL STOCKHOLDERS  EQUITY              97,805
                                             ---------

TOTAL LIABILITIES & STOCKHOLDERS  EQUITY     $ 365,078
                                             =========

           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                     STATEMENTS OF OPERATION

     For The Three and Six Months Ended June 30 (Unaudited)


                          Six Months Ended        Three Months Ended
                               June 30                 June 30
                           1997       1996         1997        1996
REVENUE
 Commissions           $1,772,081   $1,407,333    $ 946,152  $777,517
  Underwriting fees        73,600       26,134       63,100    10,544
  Other Income             70,400       31,895       39,421    13,344
                       ----------   ----------     --------  --------
TOTAL REVENUE           1,916,081    1,465,362    1,048,673   801,405

EXPENSES
  Advertising               1,613        3,597          813     2,425
  Board of Directors
      fees                  8,000        8,000        4,000     4,000
  Clearing charges        136,724      112,940       79,045    59,070
  Commissions           1,451,188    1,108,410      781,569   611,304
  Consulting fees          23,190       35,483       10,790    19,980
  Dues and Subscriptions    4,290        3,080        3,428     1,420
  Depreciation              6,061        5,839        3,031     2,975
  Insurance                 3,203        7,392        2,598     3,753
  Meetings and seminars        29          806         ---        550
  Miscellaneous            17,292       19,904       13,568    16,656
  Occupancy costs          43,411       46,387       21,983    21,340
  Office expenses          13,129       16,067        6,940     5,584
  Professional development   ---           250         ---       ---
  Regulatory               11,850        8,100        9,188     2,444
  Rental Equipment          4,286        5,316        1,645     2,649
  Salaries and wages      178,649      145,829       91,788    78,160
  Taxes                    19,773       18,578        9,504     9,266
  Travel and lodging       15,767       25,710        6,040    13,936
  Utilities                12,796       15,847        6,564     7,984
                       ----------   ----------    ---------  --------
TOTAL OPERATING
  EXPENSES              1,951,251    1,587,535    1,052,494   863,496
                       ----------   ----------    ---------  --------

OPERATING
  INCOME/(LOSS)           (35,170)    (122,173)     (3,821)   (62,091)
                       ----------   ----------    ---------  --------

NET
  INCOME/(LOSS)        $  (35,170)  $ (122,173)   $ (3,821)  $(62,091)
                       ===========  ===========   =========  ========
NET INCOME/(LOSS)
  PER SHARE            $     (.02)  $     (.05)   $   (.01)  $  (.03)
                       ===========  ===========   =========  ========

           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

          For The Six Months Ended June 30 (Unaudited)

                                                  Additional
                                     Additional   Paid-In      Retained
                Preferred   Common   Paid-In      Capital      Earnings
                  Stock     Stock    Capital      Warrants     (Deficit)      Total
Balance at
  January 1, 1997   -     $  4,983   $ 913,687    $  4,410    $ (841,105)   $ 81,975

Issuance of
  common stock                  85      50,915                                51,000

Net loss for the
  six months ended
  June 30, 1997                                                  (35,170)    (35,170)
                --------  --------   ----------   ---------   -----------   ---------
Balance at
June 30, 1997   $   -     $  5,068   $ 964,602    $   4,410   $ (876,275)   $ 97,805
                ========  ========   ==========   =========   ===========   =========

                                       Additional   Retained
                Preferred   Common      Paid-In     Earnings      Stock
                  Stock     Stock       Capital    (Deficit)    Warrants       Total
Balance at
  January 1, 1996   -      $ 4,629    $  706,853  $ (629,060)   $  4,410     $  86,832

Issuance of
  Common Stock                 202       121,098                               121,300

Syndication Costs                         (9,675)                               (9,675)

Net loss for six
  months ended
 June 30, 1996                                      (122,173)                 (122,173)
                ---------  --------   -----------  ----------   ---------    -----------

Balance at
June 30, 1996   $   -      $ 4,831    $  818,276   $(751,233)   $  4,410     $  76,284
                =========  ========   ===========  ==========   =========    ===========

           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                     STATEMENT OF CASH FLOWS

          For The Six Months Ended June 30 (Unaudited)

                                                 1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                          $(35,170)    $ (122,173)

  Adjustments to reconcile net income
     to net cash used in operating
       activities:
     Depreciation                               6,062          5,839

     (Increase) decrease in operating
       assets:
     Receivable from correspondent
       brokers                               ( 97,206)       (37,610)
     Receivable - other                         1,280        (30,573)
     Deposits                                    (671)          (641)
     Prepaid expense                           (5,885)           ---
     Increase (decrease) in operating
       liabilities:
     Accounts payable                          23,980          8,399
     Commissions payable                      (63,244)        61,298
                                             ---------    ----------
         Net cash provided by(used in)
         operating activities                 (44,466)      (115,461
                                             ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase Equipment                             ---        (5,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                     51,000       121,300
  Cash paid for syndication costs              (5,500)       (9,567)
                                             ---------    ----------

         Net cash provided by (used in)
         financing activities                  45,500        111,733
                                             ---------    ----------

NET INCREASE (DECREASE) IN CASH                 1,134         (8,763)

CASH AT BEGINNING OF PERIOD                        -          20,403
                                             ---------    ----------

CASH AT END OF PERIOD                        $  1,134        $11,640
                                             =========    ==========


           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                  NOTES TO FINANCIAL STATEMENTS

         For The Six Months Ended June 30, 1997 and 1996


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

Receivable from Correspondent Brokers
The receivable from correspondent brokers and broker/dealers represent commissions earned which had not been received at June 30, 1997. Management has determined that these amounts are fully collectible.

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

Warrants Outlet Mall Network
The Company was issued 24,167 warrants of the Outlet Mall Network, Inc. ( OMNI ). These warrants are being issued in relation to a private offering of OMNI stock. The warrants have an exercise price of $2.00 and expire June 10, 2002. The Company has assigned no value to the warrants due to the fact that there is no ready market and its value is not determined.

Loss Per Share
Loss per share is computed based upon 2,533,985 and 2,415,335 shares outstanding during the periods ended June 30, 1997 and 1996, respectively.



           EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.

              NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         For The Six months Ended June 30, 1997 and 1996


Note 2 - DEPOSIT WITH CLEARING ORGANIZATION

Deposits with clearing organizations represent investments in money markets. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreement between the parties. Deposits are reflected at fair market value.

Note 3 - FURNITURE, FIXTURES AND EQUIPMENT

A summary of furniture, fixtures and equipment follows:

                                        June 30, 1997
                                        -------------
     Furniture and fixtures                $ 37,951
     Equipment                               33,240
     Leasehold improvements                   6,622
                                        -------------
                                             77,813
     Less:  Accumulated Depreciation        (46,682)
                                        -------------
                                            $31,131
                                        =============

Note 4 - Operating Leases

Rent expense for the six months ended June 30, 1997 and 1996 was $43,411 and $46,387, respectively.

Note 5 - NET CAPITAL REQUIREMENT

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000. In December of 1991, the National Association of Securities Dealers, Inc. approved the Company as a fully disclosed broker/dealer. The Company has a restrictive agreement to maintain a net capital of 130% of the minimum requirement or 6 2/3% of aggregate indebtedness for each of the six month periods ended June 30, 1997 and 1996.

The Company had net capital of $37,864 or 213% and $29,952 or 165% of the minimum requirement at June 30, 1997 and 1996, respectively. The net capital rules may effectively restrict the payment of dividends to the Company s stockholders. The Company operates pursuant to the (K) (2) (ii) exemptive provisions of the Securities and Exchange Commission s Rule 15c3-3 and does not hold customers funds or securities.



           EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.

              NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         For The Six months Ended June 30, 1997 and 1996

NOTE 6 - INCOME TAXES

At December 31, 1996, the Company had a net operating loss carry forward of approximately $657,000 that will begin to expire in the year 2009. Due to the lack of historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $240,000, calculated using an effective income tax rate of 37% for the Company.
 .
NOTE 7 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 1997 and 1996, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $11,448 and $11,739, respectively, for the use of the space.

During the six months ended June 30, 1997, the Company paid rent of approximately $18,000 to the Company's majority stockholder for the use of office space.

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

In November, 1995, the Company approved a plan to grant options to certain employees to purchase the Company's common stock. The plan provided for the granting of options to purchase a maximum of 100,000 shares of the Company's stock at a price to be determined at the time of grant. The price, however, is not greater than $3.00 per share. The plan required a participant to be employed by the
Company for a number of years before exercise. Granted options expire 10 years from the grant date. At June 30, 1997, none of the options have been exercised.

During   the  first  quarter  of  1997,  the  majority  shareholder purchased 42,500 shares of common stock at $1.20 per share.

           EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         For The Six months Ended June 30, 1997 and 1996


NOTE 9 - COMMON STOCK TRANSACTIONS (CONTINUED)

In May, 1996, the Board of Directors passed a resolution to split the outstanding common stock shares of Executive Wealth Management Services, Inc. on a five for one basis effective September 20, 1996. Common stockholders of record as of September 20, 1996, were entitled to the five for one forward common stock split.

On June 9, 1997, the Company initiated a private placement of 250,000 shares of the Company s Common Stock at a price of $2.00 per share. Net proceeds from the sale of stock are to be used for general working capital and expansion of operations. As of June 30, 1997, there were no shares sold under this private placement.








          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item  2.      Management's  Discussion and  Analysis  of  Financial
Condition and
         Results of Operation.

     Current Operations

The table set forth below reflects the source of revenue earned by the Company during the six months ended June 30, 1997 and 1996.

                                1997       1996     Increase/
                                                    (Decrease)
Source of Revenue Earned
Commission:
    Proprietary Products   $   47,500     $ 19,634   $  27,866
    Transactional             963,740      790,290     173,450
    Mutual Fund Sales         293,144      364,700     (71,556)
    Insurance/Annuity         383,761      103,491     280,270
    Sale of non-proprietary
        limited partnerships   131,436     148,852     (17,416)
                           -----------    --------   ----------

    Total Commissions        1,819,581   1,426,967     392,614
Other:
    Underwriting fees           26,100       6,500      19,600
    Miscellaneous               70,400      31,895      38,505
                           -----------   ---------   ----------

    Total                  $ 1,916,081   $1,465,362   $450,719

                           ===========   =========   ==========

The Company received commissions and underwriting fees of $73,600 and $26,134 from the sale of proprietary products or commissions which were "in house" in character for the six months ended June 30, 1997 and 1996, respectively. The increase of $47,466, or 182% from the six month period ended 1996 compared to the same period ended 1997, reflects only one offering during 1997. The Company anticipates a significant increase in income from proprietary products and underwritings in the second and third quarters of fiscal 1997. This is due to the Company s private offering of its common shares discussed in note 8 and an offering of an affiliated company. It is anticipated that both offerings will be open during the third and fourth fiscal quarters of 1997.

Transactional revenues, increased by $173,450 or 22% for the six months ended June 30, 1997, as compared to the same period in 1996. This increase relates directly to the increased production of the Company s branch and satellite offices. This increase is expected to continue to increase throughout fiscal 1997, with the addition of the Delray Beach office during late June 1997.

Mutual fund revenue decreased approximately $71,556 or 20% for the six months ended June 30, 1997 as compared to the same period ended 1996.

Limited partnership revenue decreased $17,416 or 12% for the six months ended June 30, 1997 compared to the same period ended
1996.

The decreases in mutual fund and limited partnership revenue of $88,972 are offset with an increase of insurance/annuity revenue.
Insurance/annuity revenue incre