Form 10QSB
period 1997-09-30
EXECUTIVE WEALTH MANAGEMENT SERVICES INC /FL/
filed 1997-11-13
CIK 888386

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10Q-SB

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the nine months ended                    Commission File Number
September 30, 1997                           33-48017-A

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No//.

      For the nine months ended September 30, 1997, the Registrant had revenues of $3,140,044.

      As of September 30, 1997, the Registrant had 5,000,000 Shares authorized and 2,615,485 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was sold is $1,457,992.


                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      Set forth below are the unaudited financial statements reflecting the Company's financial condition as of September 30, 1997, and the related statements of operations and shareholders' equity for the nine and three months ended September 30, 1997 and 1996.












      [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]















          EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.

                         BALANCE SHEET

                 September 30, 1997 (Unaudited)

                             ASSETS
CURRENT ASSETS
  Cash                                                  $ 14,710
  Accounts receivable from
     correspondent brokers                               379,661
 Accounts receivable from affiliates                      33,278
 Accounts receivable from others                          13,958
                                                         -------
          TOTAL CURRENT ASSETS                           441,607

INVESTMENTS                                                 ---

FURNITURE, FIXTURES AND EQUIPMENT at cost
 Net of accumulated depreciation                          28,100

OTHER ASSETS
 Deposits with clearing organizations                     44,771
  Other Deposits                                           6,934
                                                        --------
           TOTAL ASSETS                                 $521,412
                                                        ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $  38,436
  Commissions payable                                    278,539
                                                        --------
          TOTAL CURRENT LIABILITIES                      316,975

STOCKHOLDERS' EQUITY
  Preferred Stock - authorized 750,000
   shares of $.01 par value; no shares
   issued or outstanding                                   ---
  Common Stock - authorized 5,000,000
   shares of $.002 par value; issued and
   outstanding 2,615,485 shares                            5,231
  Additional paid-in capital                           1,105,639
  Additional paid-in capital, warrants                     4,410
  Retained earnings                                     (910,843)
                                                       ----------
             TOTAL STOCKHOLDERS  EQUITY             $    204,437
                                                       ----------
   TOTAL LIABILITIES & STOCKHOLDERS EQUITY             $ 521,412
                                                       ==========


           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                     STATEMENTS OF OPERATION

        For the Three and Nine Months Ended September 30

                   Nine Months Ended             Three Months Ended
                      September 30                September 30

                             1997        1996         1997       1996
REVENUE
 Commissions             $2,896,686  $2,115,483    $1,124,606  $ 682,534
  Underwriting fees         133,548       9,750        59,948	     9,232
  Other Income              109,810      66,257        39,410	    22,362
                         ----------  ----------    ----------  ---------
TOTAL REVENUE             3,140,044   2,191,490     1,223,964	   714,128

EXPENSES
  Advertising                 1,921       3,890           308        293
  Board of Directors fees    14,000      12,000         6,000      4,000
  Branch office support      58,000        ---         55,000       ---
  Clearing charges          241,182     180,402       104,458     55,461
  Commissions             2,369,145   1,658,994       917,879    535,583
  Consulting fees            40,236      40,737        17,045      5,254
  Dues and Subscriptions      7,160       6,736         2,870      3,655
  Depreciation                9,092       8,870         3,031      3,031
  Insurance                   9,565       9,503         6,363      2,112
  Meetings and seminars        (471)      1,867          (500)	   1,062
  Miscellaneous              17,951       7,351         3,736      2,445
  Occupancy costs            64,722      67,870        21,311     21,483
  Office expenses            20,854      21,632         7,725      5,565
  Professional development      187         505           187        255
  Regulatory                 13,605      10,393         1,754      2,292
  Rental Equipment            7,302       6,198         3,017	       883
  Salaries and wages        262,530     226,758        83,880	    80,929
  Taxes                      26,382      25,340         6,609	     6,762
  Travel and lodging         24,123      38,458         8,356	    12,748
  Utilities                  22,296      22,600         9,502	     6,755
TOTAL                    ----------  ----------    ----------   --------
  OPERATING EXPENSES      3,209,782   2,350,104     1,258,531	   750,568
                         ----------  ----------    ----------   --------
OPERATING
  INCOME/(LOSS)             (69,738)   (158,614)      (34,567)	 (36,440)
                         ----------- -----------   ----------  ---------
NET INCOME/(LOSS)        $  (69,738) $ (158,614)   $  (34,567)	$(36,440)
                         =========== ===========   ==========  =========
NET INCOME/(LOSS)
  PER SHARE              $    (.027) $    (.064)   $    (.013)	$  (.015)
                         =========== ===========   ==========  =========



           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

       For The Nine Months Ended September 30 (Unaudited)

                                                   Additional
                                         Additional Paid-In   Retained
                     Preferred  Common   Paid-In    Capital   Earnings
                     Stock      Stock    Capital    Warrants  (Deficit)	     Total
                     -----      -----    -------    --------  -------- 	     -----
Balance at
  January 1, 1997        -      $ 4,983   $ 913,687 $  4,410   $(841,105)    $ 81,975
Issuance of
    common stock                    248     213,752		              214,000
Syndication costs                           (21,800)		              (21,800)
Net loss for the Nine
  months ended
 September 30, 1997                                             (69,738)      (69,738)
                     -----      ------   ---------  ---------- ----------    ---------
Balance at
September 30, 1997   $  -	      $ 5,231  $1,105,639 $  4,410  $(910,843)    $ 204,437
                     =====      =======  ========== ========   ==========    =========


                                         Additional Retained
                     Preferred  Common   Paid-In    Earnings     Stock
                     Stock       Stock   Capital    (Deficit)  Warrants     Total
                     ---------  ------   -------    ---------  --------     --------
Balance at
January 1, 1996      $   -      $ 4,629  $ 706,853  $(629,060) $  4,410     $ 86,832

Issuance of
  Common Stock                      366    200,628                           200,994

Syndication Costs                          (15,803)                          (15,803)

Net loss for nine
  months ended
 September 30, 1996                                  (158,614)              (158,614)
                     --------   -------- ---------- ----------- --------    ---------
Balance at
September 30, 1996   $    -     $  4,995 $  891,678 $(787,674)  $  4,410   $ 113,409
                     ========   ======== ========== =========== ========    =========


           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                     STATEMENT OF CASH FLOWS

       For The Nine Months Ended September 30 (Unaudited)

                                                   1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $  (69,738)   $(158,614)
  Adjustments to reconcile net income
     to net cash used in
     operating activities:

      Depreciation                                  9,092        8,870

     (Increase) decrease in operating assets:

       Receivable from correspondent
                               brokers           (217,155)      16,278
       Receivable - other                         (30,585)     (39,633)
       Deposits                                    (1,030)        (972)
       Other assets                                (5,000)         ---

     Increase (decrease) in operating liabilities:

      Accounts payable                              1,953      (27,519)
      Commissions payable                          134,973      39,920
                                                 ---------      --------
                 Net cash provided by (used in)
                operating activities              (177,490)    (161,670)
                                                 ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                             ---
(5,035)
                                                 ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                         214,000      201,100
  Cash paid for syndication costs                  (21,800)     (15,803)
             Net cash provided by (used in)        --------     --------
                financing activities               192,200      185,297
                                                   --------     --------
NET INCREASE (DECREASE) IN CASH                     14,710       18,592

CASH AT BEGINNING OF PERIOD                           ---        20,403
                                                   --------     -------
CASH AT END OF PERIOD                              $14,710   $   20,403
                                                   ========     =======

           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                  NOTES TO FINANCIAL STATEMENTS

      For The Nine Months Ended September 30, 1997 and 1996


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Executive Wealth Management Services, Inc., (the Company) is a securities broker/dealer that transacts business through correspondent brokers and does not handle any customer securities or funds. Customer security transactions and related commission revenue and expenses are recorded on the trade date. The Company also markets insurance products and services, acts as a broker/dealer in selling both public and private securities offerings on a best efforts basis and markets to Affinity Groups . In addition, the Company receives commissions, investment banking and underwriting fees for its services.

Receivable from Correspondent Brokers
The   receivable  from  correspondent  brokers  and  broker/dealers represent commissions earned which had not been received at September 30, 1997. Management has determined that these amounts are fully collectible.

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

Warrants Outlet Mall Network
The Company was issued 24,167 warrants of the Outlet Mall Network, Inc. ( OMNI ). These warrants were issued in relation to a private offering of OMNI stock. The warrants have an exercise price of $2.00 and expire June 10, 2002. The Company has assigned no value to the warrants due to the fact that there is no ready market and their value is not determinable.

Loss Per Share
Loss per share is computed based upon 2,615,485 and 2,497,725 shares outstanding during the periods ended September 30, 1997 and 1996, respectively.









           EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.

              NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      For The Nine months Ended September 30, 1997 and 1996


Note 2 - DEPOSIT WITH CLEARING ORGANIZATION

Deposits with clearing organizations represent investments in money markets. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreements between the parties. Deposits are reflected at fair market value.

Note 3 - FURNITURE, FIXTURES AND EQUIPMENT

A summary of furniture, fixtures and equipment follows:

                             September 30, 1997
     Furniture and fixtures        $    37,951
     Equipment                          33,240
     Leasehold improvements              6,622
                                     ---------
                                        77,813
Less: Accumulated Depreciation         (49,713)
                                      ---------
                                       $28,100
                                      =========

Note 4 - Operating Leases

Rent expense for the nine months ended September 30, 1997 and 1996 was $63,722 and $67,870, respectively.

Note 5 - NET CAPITAL REQUIREMENT

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000. In December of 1991, the National Association of Securities Dealers, Inc. approved the Company as a fully disclosed broker/dealer. The Company has a restrictive agreement to maintain a net capital of 130% of the minimum requirement or 6 2/3% of aggregate indebtedness for each of the nine month periods ended September 30, 1997 and 1996.

The Company had net capital of $131,521 or 622% and $58,922 or 411% of the minimum requirement at September 30, 1997 and 1996, respectively. The net capital rules may effectively restrict the payment of dividends to the Company s stockholders. The Company operates pursuant to the (K) (2) (ii) exemptive provisions of the Securities and Exchange Commission s Rule 15c3-3 and does not hold customers funds or securities.

           EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.

              NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      For The Nine months Ended September 30, 1997 and 1996

NOTE 6 - INCOME TAXES

At December 31, 1996, the Company had a net operating loss carry forward of approximately $657,000 that will begin to expire in the year 2009. Due to the lack of historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $240,000, calculated using an effective income tax rate of 37% for the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 1997 and 1996, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $17,188 and $17,469, respectively, for the use of the space.

During the nine months ended September 30, 1997, the Company paid rent of approximately $27,000 to the Company's majority stockholder for the use of office space, compared to $24,000 for the nine months ended September 30, 1996.

NOTE 8 - COMMON STOCK TRANSACTIONS

During 1995, the Company and the majority stockholder initiated a private placement of 80,000 shares of the Company's common stock at a price of $6.00 per share. The shares contained in the offering are to be drawn equally from the authorized but unissued shares of the Company and the majority stockholder. Accordingly, gross proceed from the sale of the stock will be shared equally by the Company and the majority stockholder. As of September 30, 1996, approximately 20,200 shares of the Company's common stock had been sold under this private placement. The proceeds from this private placement were utilized for additional expansion and working capital by the Company.

In November, 1995, the Company approved a plan to grant options to certain employees to purchase the Company's common stock. The plan provided for the granting of options to purchase a maximum of 100,000 shares of the Company's stock at a price to be determined at the time of grant. The price, however, is not greater than $3.00 per share. The plan required a participant to be employed by the
Company for a number of years before exercise. Granted options expire 10 years from the grant date. At September 30, 1997, none of the options have been exercised.

During   the  first  quarter  of  1997,  the  majority  shareholder purchased 42,500 shares of common stock at $1.20 per share.



           EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      For The Nine months Ended September 30, 1997 and 1996


NOTE 9 - COMMON STOCK TRANSACTIONS (CONTINUED)

In May, 1996, the Board of Directors passed a resolution to split the outstanding common stock shares of Executive Wealth Management Services, Inc. on a five for one basis effective September 20, 1996. Common stockholders of record as of September 20, 1996, were entitled to the five for one forward common stock split.

On June 9, 1997, the Company initiated a private placement of 250,000 shares of the Company s Common Stock at a price of $2.00 per share. Net proceeds from the sale of stock are to be used for general working capital and expansion of operations. As of September 30, 1997, 81,500 shares were sold and the private placement can remain open for two (2) ninety (90) day periods or 180 days.








          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

The  table set forth below reflects the source of revenue  earned by  the  Company during the nine months ended September 30,  1997 and 1996.

                                 1997       1996     Increase/
                                                      (Decrease)
Source of Revenue Earned
Commission:
    Investment banking fees   $  133,548  $   35,366   $  98,182
    Transactional              1,762,944   1,120,507     642,437
    Mutual Fund Sales            443,847     563,482    (119,635)
    Insurance/Annuity            468,558     210,666     257,892
    Limited partnership sales    221,337     195,212     26,125
                              ----------  ----------    ---------

         Total Commissions     3,030,234   2,125,233     905,001
Other:
    RIA income                    28,784       1,148      27,636
    Miscellaneous                 81,026      65,109      15,917
                              ----------  ----------   ---------
                 Total        $3,140,044  $2,191,490   $ 948,554
                              ==========  ==========   =========

The Company received investment banking fees of $133,548 and $35,366 from the sale of private placements for the nine months ended September 30, 1997 and 1996, respectively. The increase of $98,182, or 278% from the nine month period ended 1996 compared to the same period ended 1997, reflects only one offering during 1997. The Company anticipates a significant increase in income from other underwritings in the fourth quarter of fiscal 1997.

Transactional revenues, increased by $642,437 or 58% for the nine months ended September 30, 1997, as compared to the same period in 1996. This increase relates directly to the increased production of the Company s branch and satellite offices. This level of increase is expected to continue throughout fiscal 1997.

Mutual fund revenue decreased approximately $119,635 or 22% for the nine months ended September 30, 1997 as compared to the same period ended 1996.

Limited partnership revenue increased $26,125 or 14% for the nine months ended September 30, 1997 compared to the same period ended
1996.



The decrease in mutual fund revenue of $119,635 was essentially offset with an increase in insurance/annuity and limited partnership revenue. These revenue areas increased $284,017 or 70% for the nine month period ended September 30, 1997 as compared to the same period ended 1996.

RIA (Registered Investment Advisory) fees increased $27,636 to $28,784 from $1,148 for the nine month period ending September 30, 1997 and 1996, respectively. This represents a 2400% increase over 1996. During the last fiscal quarter of 1997 and well into fiscal 1998 such revenues are anticipated to continue to increase. One of the Company s branch offices is and will continue to be active in the development of the Company s RIA division. As of September 30, 1997, assets under management were approximately $3,000,000.

Increases are expected to occur due to the investment package available under the RIA umbrella. Essentially, the managers allot client funds into a variety of no load mutual funds grouped as to the clients overall investment objectives and risk tolerance. During the remainder of 1997 and into fiscal 1998, the Company anticipates significant growth from this area. The Company plans to market the investment product to its other branches beginning in the fourth quarter of 1997 and beyond.

Overall, total revenue increased $948,554 or 44% for the nine months ended September 30, 1997 as compared to the same period ended 1996. Such increases are expected to continue throughout the remainder of fiscal 1997.

As a result of expansion activities not only did the Company experience increased revenues, but the related expenses have also increased. The table set fourth below reflects the expense categories of the Company in which there was a significant increase or decrease for the nine months ended September 30, 1997, as compared to the same period in 1996:

Increase/
                                  1997      1996        Decrease
Expense Category
Board of Directors fees     $   14,000   $  12,000   $      2,000
Branch office support           58,000       ---           58,000
Commissions                  2,369,145   1,658,994        710,151
Clearing Charges               241,182     180,402         60,780
Miscellaneous expense           17,951       7,351         10,600
Salaries & Wages               262,530     226,758         35,772
Travel and lodging              24,123      38,458        (14,335)

Board  of  Directors fees increased $2,000 for the  period  ended
September  30, 1997, as compared to the same period  ended  1996.
This increase relates to Mr. Dennis B. Schroeder becoming a member of the Board of Directors.

Branch office support of $58,000 for the nine months ended September 30, 1997, includes $55,000 which was a reimbursement to the majority shareholder from prior funding of branch support. The reimbursement was detailed in the offering memorandum discussed in Note 8 above, and more fully described in the offering memorandum dated June 9, 1997.

Commission expense increased from $1,658,994 for the nine months ended September 30, 1996, to $2,369,145 for the nine months ended September 30, 1997. The increase in commission expense is directly related to the aforementioned increase in revenues. Clearing charges increased $60,780 or 34% for the period ended September 30, 1997, as compared to the same period ended 1996. Clearing charges relate to transaction revenue, hence, generally an increase or decrease in transactional revenue will have the same effect on charges.

Miscellaneous expense increased $10,600 from $7,351 for the nine months ended September 30, 1996, to $17,951, for the same period ended 1997. This increase is to be offset during October 1997 when charge backs to registered representatives are recorded.

Salaries and wages increased for the nine month period ended September 30, 1997, as compared to the same period in 1996 by $35,772. This increase relates to the Company increasing the staff of the corporate office to oversee the growth of the sales force in both the compliance and accounting areas. A revenue growth rate of 44% over the prior year increases management of both compliance and accounting, particularly in its review process activities.

Travel and lodging decreased 14,335 to $24,123 for the nine month period ended September 30, 1997, compared to $25,710 for the same
period  ended 1996.  The decrease relates to the stringent   cost
controls and budget efforts on the part of management.

Future Operations

      As  of September 30, 1997,  Executive had approximately  98 registered representatives and is in the process of recruiting several new office locations.

During  the  remainder  of  1997  and  into  fiscal  year   1998,
management has and will be implementing several growth and expansion related initiatives. These initiatives will include, but are not limited to the following:

     - Possible secondary public offering, - Expanded service and marketing to "Affinity Groups",
     -  Continued branch development and expansion,
     -  Increased investment banking activities, and
     -  Market making.

The Company had been negotiating for the acquisition or merger of one of its Altamonte Springs branch offices into a company owned branch. In addition, the Company would have purchased with cash and/or stock all of the outstanding shares of Allen Douglas Securities, Inc. The Company and its President made advances and loans to the principal and/or entities during such period. An agreement in principle was offered on July 23, 1997. A counteroffer received on July 29, 1997 was rejected by the President and ratified by the Board of Directors as they were unable able to justify the terms of such counteroffer. The firm, however, agreed to help facilitate the transition of all registered representatives in said office to the new broker dealer on or before December 31, 1997. All advances and/or loans amounting to $15,000 are to be paid in full.

The Company made advances and/or loans to certain principals and/or entities at its other Altamonte Springs branch office for their recruitment of an additional branch office in Delray Beach, Florida. Such advances and/or loans are to be paid in full.

In addition, on October 6, 1997, Executive entered into an agreement with Sun Insurance Marketing Network, Inc. ( Sun ) whereby Sun, which is the national marketing agent for AIG Life Companies, Inc. s ( AIG ) Long Term Care Insurance Marketing Program, has agreed to refer and recruit Series 6 and Series 7 securities licensed insurance agents to Executive and to encourage said agents to contract with the Company to place their variable life, variable annuity and mutual fund business. Management believes it can recruit a significant number of these agent/brokers during fiscal 1998.

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

The Company expects to make presentations under the guidance of FMC and James D. Cullen, P.A. to underwriters during the fourth quarter of fiscal 1997.

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

The  Company  has negotiated a contract with a board member,  Dr.
Robert  E.  Windom.   Under this agreement Dr.  Windom  shall  be
compensated $2,000 per month to expand marketing and servicing of Affinity Groups.

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

The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of September 30, 1997 and 1996:



                                    1997         1996
          Net Capital           $ 131,521      $  58,922
          Aggregate Indebtedness  316,975        215,104
          Ratio of aggregate
          indebtedness
              to net capital    2.41 to 1      3.65 to 1

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




                                      EXECUTIVE WEALTH MANAGEMENT
                                                   SERVICES, INC.


September 30, 1997

                                          BY   Guy S. Della Penna
                                              -------------------
                                              Guy S. Della Penna,
                                                    President and
                                          Chief Executive Officer


September 30, 1997

                                             BY Bonnie S. Gilmore
                                                -----------------
                                      Bonnie S. Gilmore, Senior Vice
                                                           President
                                         Chief Financial Officer and
                                                           Secretary