Form 10KSB
period 1997-12-31
EXECUTIVE WEALTH MANAGEMENT SERVICES INC /FL/
filed 1998-02-27
CIK 888386

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10K-SB

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
Commission File                             Number
December 31, 1997                                      33-48017-A

           EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                     (a Florida corporation)
     (Exact name of Registrant as specified in its Charter)
              Florida                            59-2087068
------------------------------               --------------------
State or other jurisdiction of                    I.R.S. Employer
incorporation or organization               Identification Number

  1800 Second Street, Suite 780, Sarasota, Florida  34236-5900
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

For the year ended December 31, 1997, the Registrant had revenues and other income of $4,172,716.

As of December 31, 1997, the Registrant had 5,000,000 Shares authorized and 2,615,485 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was originally sold is $1,457,992.

                             PART I

Item 1.   Description of Business

     Background: EXECUTIVE WEALTH MANAGEMENT SERVICES, INC. (the "Company" or "Executive") was incorporated by its initial and original shareholders under Florida law in June, 1981 under the name of Executive Securities, Inc. Effective January 17, 1996, the Company changed its name. Prior to its acquisition by Gaeton
(Guy) S. Della Penna in March, 1990, the Company's principal activities related to real estate investments which were syndicated by the then shareholders and control persons of the Company and offered on a limited and a private basis. In March, 1990, Guy S. Della Penna acquired all of the outstanding Common Stock of the Company.

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

     Presently, the Company is registered as a securities broker-dealer under the Securities and Exchange Act of 1934 and the
state   securities  statutes  of  Alabama,  Arizona,  California,
Colorado,  Connecticut,  Delaware,  Florida,  Georgia,  Illinois,
Indiana,   Iowa,   Kansas,  Kentucky,  Louisiana,  Massachusetts,
Maryland, Maine, Michigan, Minnesota, Missouri, Mississippi, Nebraska, Oklahoma, Oregon, New Jersey, New Mexico, Nevada, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Rhode Island, Tennessee, Texas, Virginia, Vermont, Washington, Wisconsin, West Virginia and Wyoming. Executive is also a member of the National Association of Securities Dealers Regulation, Inc. ("NASDR") which is the self-regulatory body exercising broad supervisory powers over the investment banking industry and securities broker-dealers operating in the United
States.   As required by law, Executive is also a member  of  the
Securities Investor Protection Corporation ("SIPC") which is a public corporation established to afford a measure of protection to the account balances of customers of securities broker dealers which become insolvent.

      On June 30, 1997, the National Association of Securities Dealers Regulation, Inc. (NASDR) approved the Company's request to amend the firm's Restrictive Agreement. Prior to the new agreement, the Company was limited as to the number of branch offices and registered persons, respectively. Due to a change in the NASDR rules and regulations, member firms are no longer limited as to the number of branches or registered persons. However, the NASDR does review the Companys policies and procedures designed to oversee the activities of registered persons. All business and administrative assistance and support will continue to flow directly through the Main OSJ office in Sarasota, Florida to monitor activities for strict compliance. The Company currently has eight branch offices and 62 registered representatives.

      The Company presently conducts its investment securities business from offices maintained in Sarasota, Florida, Tampa, Florida, Delray Beach, Florida, Naples, Florida, Longwood, Florida Altamonte Springs, Florida, Spring Hill, Florida, and New York, New York. The Company's main office is located at 2323 Stickney Point Road, Sarasota, Florida 34231.

The Company has been approved as a Registered Investment Advisor by the states of Florida, Texas, and New Mexico. Executive also offers insurance products and advisory services to its customers, as well as consulting services relating to tax planning, retirement and estate planning. Executive and certain registered representatives of the Company hold all appropriate licenses with respect to the offer and sale of insurance and related products in the states of California, Florida, Georgia, Illinois, Kansas, North Carolina, Pennsylvania and South Carolina.

       The Company has and will continue to operate as a specialized investment banking firm offering on a best efforts, agency or brokerage basis, investment media and services to its customers which include common and preferred stocks, corporate and municipal bonds, United States Treasury obligations, interests in direct participation programs (principally limited partnerships), shares of mutual funds, investment and financial planning, as well as investment analysis and recommendations on a limited basis. Such services are rendered solely in connection with the purchase or sale of securities or the anticipated purchase or sale of securities, as well as variable insurance products. The Company is a "fully disclosed" securities broker-dealer and exercises no custodial powers over its customer accounts.

      The Company has and will continue to attract additional securities brokers to staff its current offices and additional offices, if any, by offering a more favorable commission sharing arrangement than is believed to be available to securities brokers who are associated with large securities broker dealers operating a national system of offices. Additionally, management may offer qualified securities brokers equity ownership in the Company on an initial and continuing basis through the grant of options under an Incentive Stock Option Plan which may be established by the Company. Under this Incentive Stock Option Plan, a qualified securities broker could be offered options to purchase shares as an initial inducement to associate with the Company. Thereafter, based upon such securities broker's performance, such securities broker may be granted additional options to purchase shares under the plan as a continuing inducement for his continued association. The grant of such options is intended to provide a greater incentive for compliance diligence and employment longevity to the securities broker by their having an ownership interest in the Company. In its efforts to attract additional securities brokers, the Company will seek securities broker personnel who, except under certain circumstances, have been in the securities business for five or more years, are of good business repute, reflect an acceptable level of expertise in the securities industry, particularly with reference to the types of investment media and services offered and intended to be offered, hold all requisite licenses in order to permit immediate business activity, shall have developed an acceptable clientele and may have a reasonable degree of participation in area community affairs.

     During 1996, the majority stockholder purchased 9,581 shares of pre-split common stock at $6.00 per share from the Company.

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

      In June, 1997, the Company initiated a private placement of 250,000 shares of the Companys Common Stock at a price of $2.00 per share. Net proceeds from the sale were used for general working capital and expansion of operations. As of December 31, 1997, 81,500 shares were sold under the offering.

      Competition: Presently, the Company encounters intense competition in the conduct of its securities business. In such regard, the investment securities business is highly competitive and there are many firms with capital and personnel resources far in excess of those which are presently available to the Company. Additionally, it is affected and will continue to be affected by the investing public's interest in the securities of issuers or the type of securities which are offered by the Company through its Sarasota, Florida office and/or its branch office system. In such regard, the type of securities offered and related services of the Company are and will be in competition with other investment media and related services offered by other securities broker-dealers and financial intermediaries such as commercial banks, savings banks and similar institutions.

      Regulation: As a securities broker-dealer, Executive is subject to comprehensive regulation. Such regulation is primarily carried out by the NASDR and the United States Securities and Exchange Commission (the "Commission") and to a lesser degree by the securities regulatory authorities of the several states, including Florida. In such regard, the Company is required to comply with a substantial body of rules and regulations principally administered by the NASDR and the Commission. The NASDR is a self-regulatory body, the membership of which is constituted by securities broker-dealers operating in the United States. The principal purpose of the NASDR is to implement and assure compliance with the bylaws and rules and schedules thereto of the NASDR which are primarily intended to prevent fraud and to assure fair dealing by NASDR members with the investing public. By becoming a member of the NASDR, a securities broker-dealer such as Executive submits to the jurisdiction and enforcement powers of the NASDR. As a result, member firms are subject to disciplinary action as well as suspension from membership or expulsion. The Commission, in addition to acting in a review capacity with respect to the NASDR member disciplinary action, is vested with broad statutory powers permitting it to conduct investigations and to seek remedial or punitive sanctions against securities broker-dealers for violations of the Federal securities laws. Presently, any securities broker such as Executive which utilizes instrumentality's of interstate commerce such as the mails is required to become a member of the NASDR as well as a securities broker-dealer registrant under the Securities Exchange Act of 1934. Regulatory authority is also exercised over securities broker- dealers by state securities authorities in which the securities broker-dealer conducts its business.

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

       The Company is also subject to periodic unannounced inspections and examinations conducted by the staff of the NASDR, the Commission and the personnel of various state securities authorities, including Florida. Additionally, the Company is and will continue to be required to conduct its business in accordance with the high standards of commercial honor which have been adopted and are enforced by the NASDR and the Commission relating to investors suitability, segregation of investor funds, the requirement to promptly transmit investor funds to an authorized custodian, disclosures to investors with respect to positions, if any, of the Company in securities in which it engages in trading activities and fairness as to compensation arrangements concerning public offerings where it acts as underwriter.

      Violations of regulatory requirements can result in swift and severe regulatory sanctions being imposed by the NASDR, the Commission and various state regulatory authorities. Such impositions may result in the total discontinuation of a broker-dealer's business for a stated or indefinite period of time or permanently.

Item 2.   Description of Properties

      The Company's main office presently occupies approximately 2,500 square feet of leased office space located at 2323 Stickney Point Road, Sarasota, Florida. The Company also occupies approximately 1,600 square feet of leased space at 1800 Second Street, Suite 780, Sarasota, Florida.

     The lease on the office space at Stickney Point Road expires in October 1998 and the lease on 1800 Second Street also expires in September, 1998 but may be renewed for an additional one-year terms. Monthly rental payments for the Stickney Point Road office which are fixed and the 1800 Second Street office are $2,966 and $2,996, respectively. The lease agreement for the 1800 Second Street office allows for escalation of the rentals on an annual basis based upon increases in the consumer price index with a cap of 4% in any 12 month period before the annual adjustment and charges are passed through to the Company for ad valorem taxes.

      The Company also leases approximately 1,300 square feet  of
office  space  at 700 Front Street, San Diego, California.   This
lease expires on March 31, 2002. Monthly rental payments are $3,000 and is leased from the majority shareholder.

      In the opinion of management, the leasehold and other property interests of the Company are adequately insured from a hazard occurrence and liability standpoint.

Item 3.   Legal Proceedings

      As of December 31, 1997, to the knowledge of management, there were no pending or threatened lawsuits against the Company or its officers. Actions have been filed against Mr. Della Penna individually, and not in the capacity as an officer of the Company. It is the opinion of counsel for the Company that the actions will not have a material affect on the current or future operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company will notice and convene an annual meeting of its Shareholders in 1998. Shareholder business to be transacted at such meeting is expected to involve, among other things, the election of directors and the ratification of the appointment of the Company's independent certified public accountants.

                            PART II

Item 5.   Market For Registrants Common Stock, Equity and Related
Stockholders Matters

      As  a  corporation formed under Florida law, the Registrant
has   5,000,000  shares  of  Common  Stock  authorized  of  which
2,615,485 shares are outstanding as of December 31, 1997. As of December 31, 1997 there were 65 stockholders of record.

      For fiscal years ended December 31, 1997 and 1996, no cash dividends have been declared on the outstanding shares of common stock.

      There is no present market for the Common Stock of the Company.

Item 6.   Selected Financial Data

          Current Operations

The table set forth below reflects the source of revenue earned by the Company during the years ended December 31, 1997 and 1996.

                                                       Increase/
Source of Revenue Earned           1997      1996      (Decrease)
------------------------
Commission:
Transactional               $   2,331,860 $ 1,516,059  $  815,801
Mutual fund sales                 581,119     687,433    (106,314)
Insurance/Annuity                 564,810     402,736     162,074
Investment banking fees           325,303      58,116     267,187
Sale of direct
 participation programs           224,725     252,260     (27,535)
                               ----------- ----------  -----------
  Total Commissions             4,027,817   2,916,604   1,111,213

Other:
Misscellaneous                    144,899      83,440      61,459
                               ----------- ----------- -----------
TOTAL                      $    4,172,716  $3,000,044 $ 1,172,672
                               =========== =========== ===========

     Overall total revenue increased $1,172,672 or 39.10% for the year ended December 31, 1997, as compared to same period 1996.

     The Company has a diverse base of registered representatives at December 31, 1997, ranging from transactional oriented producers to insurance and mutual fund producers. Transactional revenue was approximately 55.90% of total revenue, compared to 50.5% at December 31, 1996. This increase is due to the increase in production as well as general market conditions experienced in the three Orlando, Florida area branches. One branch office was opened in Delray Beach, Florida during the second quarter of 1997.

       Mutual   fund  revenue  and  limited  partnership  revenue
decreased  $106,314 and $27,535 or 15.5% and 11.0%, respectively.
These decreases are due primarily to market conditions and changes.

      Insurance and annuity revenue increased 40.30% or $162,074 for the period ended December 31, 1997, as compared to the same period ended 1996. This change reflects a deliberate change in focus towards diversification of business at the corporate level throughout the existing branch system as well as recruitment of representatives.

      Investment banking fees increased $267,187 or 459.80% for the year ended December 31, 1997 as compared to the same period ended 1996. This increase relates to the fact that the Company was successful in bringing a best efforts offering of an affiliate, Federal Mortgage Management II, Inc. to the public during December 1997.

      Miscellaneous revenue increased $61,459 or 73.70% for the year ended December 31, 1997 as compared to the same period ended 1996. This increase is in direct proportion to the increase in transactional revenue, which increased $815,801 or 53.90% over the same period.

      This historical increase in revenues is not expected to continue during fiscal 1998. This is due to the fact that one of the Altamonte Springs branch offices moved to their own broker dealer during the fourth quarter of 1997. Although the branch contributed approximately 18.3% of total revenues for fiscal 1997, the Company is in negotiations with a number of brokers and other NASD member branch offices to supplement this temporary loss of revenue and anticipated an ultimate increase in overall revenues.

      As a result of expansion activities during most of fiscal 1997, not only did the Company experience increased revenues, but the related expenses have also increased. The table set forth below reflects the expense categories of the Company in which there were significant increases or decreases for the year ended December 31, 1997, as compared to the same period in 1996:

                                                       Increase/
Expense Category                  1997      1996       (decrease)
----------------               ---------- ----------   -----------
Advertising                    $    6,969 $    4,165   $    2,804
Board of Directors fees            20,000     16,000        4,000
Branch office support              58,000       ---        58,000
Clearing charges                  322,314    238,889       83,425
Commissions                     3,131,258  2,275,456      855,802
Consulting                         57,720     49,988        7,732
Insurance                          10,412     16,651       (6,239)
Occupancy                          92,946     89,343        3,603
Office Expense                     25,130     27,041       (1,911)
Salaries/Wages                    373,702    316,308       57,394
Taxes                              34,394     29,991        4,403
Telephone                          31,661     26,789        4,872
Travel/Entertainment               35,952     50,874      (14,922)

      Advertising  expense increased $2,804 for  the  year  ended
December 31, 1997, compared to the same period ended 1996.   This
increase relates to general advertising by the Company.

     Board of Directors fees increased $4,000 or 25% for the year ended December 31, 1997 as compared to the same period ended 1996. This increase relates to the addition of one board member, specifically, Mr. Dennis B. Schroeder during the third fiscal quarter of 1997.

      Branch office support increased $58,000 for the year  ended
December 31, 1997, compared to the same period ended 1996.

      Clearing charges increased for the year ended December 31, 1997 as compared to the same period in 1996 in the aggregate of $83,425 or 35%. This increase is directly attributable to the increase in transactional commission income. The increase of $83,425 compared to the increase in transactional revenue of $815,801 equates to approximately 10.3% of the increase in transactional revenue. The Company is currently reviewing alternative clearing agreement terms and arrangements.

      Commission expense increased $855,802 for the year ended December 31, 1997. The increase equates to approximately 73% of the net increase in total revenue. This increase is in direct proportion to the overall increase in revenue when compared to the year ended December 31, 1997 and to the same period ended 1996, specifically 75.1% and 75.8%, respectively.

     Consulting fees increased $7,732 for the year ended December 31, 1997, as compared to the same period ended 1996. This increase relates to the fact that during the second quarter of 1997, the Company entered into a contract with a board member, Dr. Robert E. Windom. Dr. Windom is compensated $2,000 per month to expand the marketing and servicing of Affinity Groups.

      Insurance expense decreased $6,239 or 37.5% for the year ended December 31, 1997, compared to the same period ended 1996.
This decrease relates to the fact that individual states no longer require surety bonds.

     Occupancy costs increased by $3,603 or 4% for the year ended
December 31, 1997 as compared to the same period in 1996.

      Office expense decreased $1,911 or 7% for the year ended December 31, 1997 as compared to the same period ended 1996. Office expense includes supplies, printing and postage. The
decrease   is  attributable to the Companys focused  efforts  to
decrease variable overhead during 1997.

      Salaries and wages increased $57,394 or 18.2% for the year ended December 31, 1997, as compared to the same period ended in 1996. This increase relates to the Company employing a full time compliance officer as well as an accounting assistant. Such decision was based primarily upon the Companys prior reliance upon only one individual to oversee both the compliance and accounting functions of the Company. Coupled with the growth of the number of representatives, branches and revenue during fiscal 1997, the increased work load to process, monitor and oversee the transactions required additional personnel.

     Taxes increased $4,403 or 14.7%, for the year ended December
31,  1997  as  compared  to  the same period  ended  1996.   This
increase directly relates to increases in the number of personnel and to salaries and wages in general.

      Telephone expense increased 18.2% or $4,872 for the year ended December 31, 1997 as compared to the same period ended 1996. This increase relates to the Stickney Point Road location. During the second quarter of 1997, the phone system at that location was upgraded to include voice mail and to accommodate several registered persons that were hired during that quarter. However, upon termination of several of the individuals, the costs associated with the phone system, including line charges and long distance charges, were reevaluated and eliminated. The Company does not expect increases in telephone expense during 1998, unless more representatives are added at the Stickney Point Road location.

     Travel and entertainment decreased $14,922 or 29.4% for the year ended December 31, 1997, as compared to the year ended December 31, 1996. This decrease relates to the Company's cost cutting efforts. It is expected that travel expenses will increase during fiscal 1998 due to the fact that the Company will be increasing its Affinity Group marketing efforts.

Item 7:   Management Discussion and Analysis of Financial
Condition and Result of Operations

   Total revenue increased 39.1% for the year ended December 31, 1997, compared to a 50% increase for the year ended December 31, 1996 over the same period ended 1995. During 1998, management anticipates a significant decrease in transactional revenue for a least the first two fiscal quarters. This decrease is anticipated and expected due to the loss of one of the Altamonte Springs branches as well as general market and seasonal conditions. However, the Company believes that with the Delray Beach, Florida office, the New York office and several prospective registered persons and other NASD broker dealer branch offices with which the Company is in negotiations, the decrease in transactional revenue will be offset. Management is also reviewing a plan to cut overall, line item expenses.

   The  Company  participated  in three  underwritings  in  1997,
specifically,  The  Outlet Mall Network, Inc. (OMNI).   Federal
Mortgage Management II, Inc. (FMMII), and the Executive Wealth Management Services, Inc. (EWMS) private offering of 250,000 shares of common stock.

   Effective September 26, 1995, the Company began a best efforts private placement of $500,000 in 12% Promissory Notes ("Notes") for HomeVestors. As a result of the placement of these Notes, the Company earned placement fees of $10,000 and note offering management fees of $3,000 for the year ended December 31, 1996. The offering was closed in 1996, hence the Company did not receive any fees related to this financing during fiscal 1997.

   During fiscal 1997, the Company acted as managing placement agent on a best efforts basis for the Outlet Mall Network, Inc. The private placement offering was for 2.5 million units. The Company earned commissions and placement fees of $111,287 for the year
ended  December  31, 1997.   Additionally, for  serving  as  best
efforts managing placement agent, Executive received warrants to purchase shares of OMNIs Class B Common Stock. The warrants
have  an  exercise price of $2.00 and expire June 10, 2007.   The
Company has assigned no value to the warrants due to the fact that there is no liquid quotable market and therefore, their value is not determinable.

  The Company began a best efforts public offering of $5,000,000 in Promissory Notes in Federal Mortgage Management II, Inc. As of December 31, 1997, the Company had placed $1,532,500 principal balance of the Notes. As of December 31, 1997, the Company earned commissions of $109,530 offering management fees of $43,055 and a non accountable expense allowance of $36,670.

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

      In May, 1996, the Board of Directors passed a resolution to split the outstanding common stock shares of Executive Wealth Management Services, Inc on a five for one basis effective September 20, 1996. Common stockholders of record as of
September 20, 1996, were entitled to the five for one forward common stock split.

      During the first quarter of 1997, the majority shareholder purchased 42,500 shares of Common Stock at $1.20 per share.

      On June 9, 1997, the Company initiated a private placement of 250,000 shares of the Companys Common Stock at a price of $2.00 per share. Net proceeds from the sale were used for general working capital and expansion of operations. As of December 31, 1997, 81,500 shares were sold and the private placement was closed.

      As of March 13, 1997, the Company had entered into a Letter of Intent with American Healthcare Alliance ("AHA"), the largest nationwide network of Preferred Provider Managed Healthcare Systems and Organizations, whereby the parties agreed to undertake a formal contractual relationship in which Executive will engage in the marketing, on an endorsed basis, of designated financial services and products as well as other services to physician and healthcare providers who are members of AHA's Preferred Provider Organizations. In this regard, Executive has obtained an exclusive marketing agreement with the nation's largest provider of a pre-paid tax audit defense program to offer their services to AHA's 180,000 plus physician members on an endorsed basis. The marketing of this program, conducted on a direct mail basis, commenced on February 4, 1997. Pursuant to the terms of the exclusive marketing agreement, the Company receives first year and renewal commissions on the fees paid by the physician members for the service.

      On August 19, 1997, the Company entered into a Letter of Intent with FLAMEDCO, Inc., a for profit subsidiary of the Florida Medical Association, Inc., to market a Business Owners
Policy to the physician members of the Florida Medical Association. The Company and FLAMEDCO, Inc. are currently negotiating the terms of a formal contract for this marketing endeavor.

      On October 22, 1997, Executive prepared a Form SB-2 Registration Statement under the Securities Act of 1933 to conduct a Secondary Public Offering of the Companys Common Stock, with the intent of fulfilling the requirements necessary to be listed on a national stock market exchange. The Company has engaged the services of FMC Capital Markets, Inc. to assist it in locating a qualified broker/dealer to conduct the Secondary Public Offering and Executive is presently meeting with various groups and broker/dealer entities who have shown an interest in the Company.

      In addition to AHA, Executive has also entered into contracts with the pre-paid tax audit defense firm to market their services, on an exclusive basis, to members of other large medical andhealthcare affinity groups and associations including, but not limited to Kentucky Medical Association (KMA), the
American Medical Association (AMA) and the Colorado Dental Association (CDA). On December 15, 1997, various executives of the Company made a formal presentation to personnel of AMA Solutions, Inc. concerning the tax audit defense firm. On February 18, 1998, counsel for AMA Solutions, Inc. advised the Company that they have decided to submit the tax audit defense service as a new product for potential solicitation to AMA physician members and that a business plan would be drafted in the near future concerning the implementation of the service.

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

Future Operations

      At September 30, 1997, the Company had approximately 98 registered representatives. At December 31, 1997 this number dropped to approximately 65. The Company realizes the decline will have a significant impact on the revenues of the Company. To compensate for the loss of revenues attributable to the decline of registered persons, the Company has devoted much time and energy to the development of a plan to increase revenues and decrease expenses. The plan includes, but is not limited to the following:

          Evaluate more cost effective clearing services;

          Work with current branch offices to promote recruitment of seasoned professionals;

          Hire an in-house recruiter who is to be compensated in overrides;

          An across the board cost cutting to lower expenses as a percentage of total revenues. The same approach was used in fiscal 1994, when 1993 figures reflected that total expenses were 153.5% of revenue. The plan was successful and dropped the percentage of expenses to revenues to 103.6%. Like the 1994 plan, which focused on increasing of revenues while at the same time decreasing expenses, the 1998 plan is comparable in its focus. Management realizes that it is more difficult to increase revenues by way of recruiting representatives than to increase revenues with an existing sales force, hence, the hiring of an in-house recruiter with minimal upfront cost and more back end incentive relative to their performance;

          Continued development of the Companys registered investment advisory service. The Company has devoted much effort and  time to this endeavor.  The branch office most key
          to  the  success  of  the RIA, is an Altamonte  Springs
          office.   Since September, 1996, when the first  stages
          were implemented, the Company has placed approximately five million dollars under management, as of January
          31, 1998.  The Company anticipates this amount to reach
          twenty-five million dollars by December 31,  1998.   If
          assets reach $25,000,000, the Company will file for federal registration with the SEC.

      In 1997 management has and will be implementing several growth and expansion related initiatives. These initiatives will include, but are not limited to the following:

     -  Expanded service and marketing to "Affinity Groups",
     -  Possible secondary public offering and capitalization,
     -  Continued branch development and expansion,
     -  Registered investment advisory activities
     -  Increased investment banking activities,

      The Company and its management continue to pursue the addition of new offices and new registered representatives to existing offices. Management is currently in negotiations with prospective offices in Florida and New York, as well as several representatives for its home office location.

      The Company had been negotiating for the acquisition or merger of one of its Altamonte Springs branch offices into a company owned branch. In addition, the Company would have purchased with stock all of the outstanding shares of Allen Douglas Securities, Inc. The Company and its President made advances and loans to the principal(s) and/or entities during such period. An agreement in principle was offered on July 23, 1997. A counteroffer received on July 29, 1997 was rejected and such rejection was ratified by the Board of Directors as they were unable to justify the terms of such counteroffer. The firm, however, agreed to help facilitate the transition of all registered representatives in said office to the new broker dealer on or before December 31, 1997. All advances and/or loans amounting to $15,000 have been repaid in full.

     The Company made advances and/or loans to certain principals and/or entities at its other Altamonte Springs branch office for their recruitment of an additional branch office in Delray Beach, Florida. Such advances and/or loans have been repaid in full.

      In addition, on October 6, 1997, Executive entered into an agreement with Sun Insurance Marketing Network, Inc. (Sun) whereby Sun, which is the national marketing agent for AIG Life Companies, Inc. (AIG) Long Term Care Insurance Marketing Program, has agreed to refer and recruit Series 6 and Series 7 securities licensed insurance agents to Executive and to encourage said agents to contract with the Company to place their variable life, variable annuity and mutual fund business. Management believes it can recruit a significant number of these agent/brokers during fiscal 1998.

      For approximately two and one half years, the Company has aggressively engaged in, and committed significant financial and personnel resources to an extensive market study and analysis of the viability of marketing, on an exclusive and endorsed basis, various insurance, financial and securities-related products, and other services to members of large medical affinity groups and associations. In this regard, Executive has established contacts and relationships with various medical associations and affinity groups and has presented comprehensive marketing proposals to specific groups. The Company will continue to develop these relationships along with attempting to establish additional relationships with new groups in 1998.

      Effective March, 1997, the Company has entered into an exclusive "Service and Non-Circumvention Agreement" with FMC Capital Markets, Inc. ("FMC") of Naples, Florida. Under the Agreement, among other things, FMC shall make introductions to and presentations with and/or on behalf of the Company to underwriters, broker/dealers, corporations, partnerships or individuals that may invest and/or assist Executive with a secondary public offering of securities issued by Executive. FMC has agreed to provide these services on a contingency basis. Executive will issue warrants to FMC equal to 1.5% of the securities and warrants placed as a direct effort of FMC as well as a cash fee in the amount of 1.5% of the value of amounts obtained or to be obtained by Executive under the Agreement.

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

     The Company expects to make presentations under the guidance of FMC and James D. Cullen, P.A. to underwriters during fiscal
1998.

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

   The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of December 31, 1997 and 1996:

                                         1997      1996
                                      --------  ---------
       Net Capital                   $101,615  $  22,618
       Aggregate Indebtedness         208,756    177,616
       Ratio of aggregate
           indebtedness to
           net capital               7.85 to 1   2.06 to 1

      The National Association of Securities Dealers, Inc. (the "NASD") requires certain members, such as the Company, to maintain net capital equal to the greater of 130% of the Commission's net capital requirement or 6 2/3% of aggregate indebtedness. Thus, the Company is required to maintain a minimum net capital requirement of $13,924. As of December 31, 1997, the Company had excess net capital of $87,691.

Item 8.   Financial Statements and Supplementary Data

Included with this Annual Report on Form 10-K SB as an Exhibit are the financial statements specified in Instruction (a) to this
Item 7.

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure

     None.

                            PART III


Item 10.  Directors and Executive Officers of the Registrant.

      The table set forth below reflects the directors and officers of the Company.

Name, age and, if a director,
the term of director service       Positions held with Executive
-----------------------------      -----------------------------
Guy  S. Della Penna, Age 45,        Director, President and Chief Executive Officer
March 1990 to present

Robert E. Windom, M.D., age 65     Director
June 1993 to present

Dennis B. Schroeder, age 60,       Director
August 1997 to present

Bonnie  S. Gilmore, age 36,        Senior Vice President, Chief
                                   Financial Officer, Secetary

Robert H. DeVore, Esq., age 38     Senior Vice President,
                                   General Counsel, and Director of
                                   Insurance Marketing

Barbara   J.  Knox,  age  56       Vice  President, Chief Compliance Officer

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

      Mr. Della Penna, together with Capital Mortgage Management, Inc., a Florida corporation wholly-owned by Mr. Della Penna, also presently serve as the co-General Partners of Federal Mortgage Investors, Ltd., a Florida limited partnership which is publicly held. Mr. Della Penna also serves as the sole director and officer (President, Secretary and Treasurer) of Capital Mortgage Management, Inc. Mr. Della Penna has served in such capacities since August 1991. Federal Mortgage Investors, Ltd. was organized to invest, hold and deal in residential real estate mortgages. Mr. Della Penna is also the sole shareholder of Federal Mortgage Management, Inc., and Federal Mortgage Management II, Inc., which were organized to invest, hold and deal in residential real estate mortgages.

     During the period June 1984 through June 1989, Mr. Della Penna was associated with Executive as a sales representative. Such association was prior to Mr. Della Penna's acquisition of Executive in March 1990. Such association was not continuous
during such period.   Mr. Della Penna has in the past and in the
future devoted significant time, to the business and affairs of the Company.

      Robert E. Windom, M.D. is a resident of Sarasota, Florida. Dr. Windom holds a Bachelor of Arts degree from Duke University and graduated from the Medical School of Duke University in 1956. During the period 1956 through 1960, Dr. Windom engaged in an internship residency in internal medicine at Parkland Hospital, Dallas, Texas. During the period 1960 through 1986, Dr. Windom engaged in the private practice of internal medicine-cardiology in Sarasota, Florida. In 1986, Dr. Windom was appointed by President Ronald Reagan to serve as Assistant Secretary for Health and to head the United States Public Health Service in Washington, D.C. Dr. Windom served as Assistant Secretary until 1989. Since 1989, Dr. Windom acted as a health care consultant on a domestic and international basis. Currently, Dr. Windom engages in numerous activities and holds numerous positions, including that of Principal, Council for Excellence in Government, Washington, D.C.; member of the Secretarys Council on Health Promotion/Disease Prevention, Department of Health and Human Services, Washington, D.C.; member of Governor Lawton Chiles Healthy Start Work Group; spokesman for the Florida Medical Association, Chairman, Cardiac Disease of the Young Council, American Heart Association, Florida Affiliate; member of the Advisory Board of SunBank/Gulf Coast, Sarasota, Florida; member of the Board of Directors of Power Brands, Inc. and BESTech, Inc.; Director of the Boys and Girls Club of Sarasota County Foundation, Inc.; Director of the Sarasota Heart Center Foundation; Director of New College Associates, Sarasota,
Florida; as well as Clinical Professor of Internal Medicine, University of South Florida School of Medicine, Tampa, Florida; and Assistant Professor of Medicine, University of Miami School of Medicine, Miami, Florida. In the past, Dr. Windom has served as a member of a number of Boards, both from a commercial business standpoint and with respect to community activities, including member of Governor Lawton Chiles Workshop on Health Reform; Campaign Chairman of Sarasota United Way (1989-1990); member of Floridas Aging and Adult Services Advisory Council (1986-1991); Director of Coast Bank (now SunBank/Gulf Coast)
(1989-1993);   member  of  Governor  Robert   Grahams   Advisory
Committee for Alzheimer Disease (1986); and member of the Board of Directors of First Presidential Savings and Loan Association, Sarasota, Florida (1983-1986). Dr. Windom is a published author and frequent speaker on medical and other subjects and has received numerous awards and honors, including distinguished alumnus award, Duke University Medical Center. Presently, Dr. Windom is a member of the Sarasota County Medical Society, the Florida Medical Association, the American Medical Association, the American Heart Association, the American College of Physicians, the American College of Cardiology, the Florida Society of Internal Medicine and the American Society of Internal Medicine. Dr. Windom will be compensated for his services as a director of Executive.

      Dennis B. Schroeder, age 60, serves as a director of the Company, and resides in Naples, Florida. He has over thirty years of experience in the investment banking industry. After serving in the U.S. Marine Corps and attending the University of Minnesota, Mr. Schroeder began his extensive career on the trading desk at Juran & Moody Securities in St. Paul, Minnesota. Mr. Schroeder continued his investment banking career with a move to Francis I. DuPont in Minneapolis, Minnesota to head their syndication department. In 1955 Mr. Schroeder founded Miller &
Schroeder Financial, Inc. in Minneapolis , Minnesota. Miller & Schroeder Financial, Inc. is one of the largest regional investment banking firms in the U.S. specializing in tax exempt securities and corporate finance with underwriting totaling billions of dollars annually. Mr. Schroeder retired from Miller & Schroeder Financial, Inc. in 1988 as Chairman and chief Executive Officer. From 1988 through 1991, Mr. Schroeder was Chairman of the Board of Directors and Chief Executive Officer of F & G Consultants, Inc. and signed a three year contract with USF&G Financial Services, Inc. a division of USF&G Insurance Company of Baltimore, Maryland (a fifteen billion dollar company). Mr. Schroeder was responsible for establishing distributorship for twelve USF&G mutual funds totaling approximately one billion dollars; acting as President/Chief Executive Officer for coordinating the marketing and distribution efforts for USF&G Investment Services Inc.; developing a pilot program for independent property and casualty insurance agencies to sell securities; and coordinating the sale and divestiture of unprofitable USF&G companies and divisions. From 1993 to 1997 Mr. Schroeder served as Chairman and Chief Executive Officer of Lotto World, Inc., a national publishing company. Mr. Schroeder was instrumental in raising over $14,000,000 in capital for the company through private placements and an Initial Public Offering. Mr. Schroeder serves on several Board of Directors including, Gulf Coast National Bank of Naples, Florida, and Financial Marketing Holding Company, Inc., as well as FMC Capital Markets, Inc.

      Bonnie S. Gilmore, age 36, joined Executive in December 1992. Ms. Gilmore serves as Senior Vice President, Chief Financial Officer, Chief Compliance Officer and Secretary. Prior to joining Executive, Ms. Gilmore was Vice President and Assistant Operations Director of Integrity Securities Group, Sarasota, Florida, a securities broker-dealer. Ms. Gilmore held such position during the period December 1991 to November 1992. During the period December 1989 to September 1991, Ms. Gilmore was District Manager of Crossland Savings, F.S.B., Sarasota, Florida, a Federal savings bank. During the period July 1989 through November 1989, Ms. Gilmore was an associate of Meridian Associates, Inc. and during the period April 1989 through July 1989, served as a Vice President of John Haylett and Company,
Inc., Sarasota, Florida. During the period April 1988 through April 1989, Ms. Gilmore served as Financial and Operations Principal, General Securities Principal and Municipal Securities Rule Making Board Principal of Financial Information Centers Brokerage of Sarasota, Florida. Ms. Gilmore also serves in such capacities with Executive. During the period May 1985 through February `1987, Ms. Gilmore was an associated person of Stuart-James Investment Banking, Lincolnshire, Illinois. Meridian Associates, Inc. and Financial Information Centers Brokerage are securities broker-dealers. John Haylett and Company, Inc. is a financial consulting firm.

      Robert H. DeVore, Esq., age 38, serves Executive Wealth Management Services, Inc. in the capacity of Vice President and General Counsel. Mr. DeVore graduated from Denison University in 1982 with a Bachelor of Arts Degree in Political Science. In 1986, Mr. DeVore graduated from the University of Toledo, College of Law, and holds a Juris Doctor degree. While attending the University of Toledo, College of Law, Mr. DeVore was a member of the University of Toledo Law Review and received American Jurisprudence awards for excellent achievement in the studies of Civil Procedure and Secured Transactions. Mr. DeVore also interned for U. S. Magistrate James G. Carr. Following graduation from the University of Toledo College of Law, Mr. DeVore engaged in private practice in Sarasota, Florida and was an associate of a Sarasota, Florida law firm. Mr. DeVore's practice emphasis related to civil, commercial and construction litigation. During the period 1993 through March 1996, Mr. DeVore acted as counsel for a Sarasota, Florida based insurance agency and insurance marketing entity. Mr. DeVore has been a producing insurance agent since 1993 in the lines of life insurance, health insurance and annuities. Mr. DeVore is a member of the Florida Bar and holds life and health insurance and variable annuity licenses issued by the State of Florida as well as a Series 7 General Securities Representative License.

      Barbara J. Knox, age 56, serves the Company as Vice President and Chief Compliance Officer. Prior to joining Executive, Ms. Knox was Vice President and Managing Partner of Century Securities, a Sarasota based securities firm. In the preceding period, Ms. Knox was Vice President and Manager of the Equity Research Department of Marion Bass Securities Corporation, a Charlotte, North Carolina firm. During this time, Ms. Knox also served as Due Diligence Officer and Equity Sales Trainer. Ms. Knox also served as Vice President, Compliance Officer and Chief Operations Manager for Meridian Associates, Inc., a Sarasota based securities broker-dealer. Ms. Knox has been in the securities business for over 18 years as an investment executive and commodities broker with firms such as Shearson American Express, Dean Witter Reynolds, Inc. and Raymond James & Associates. Ms. Knox holds NASD Series 3,7,24 and 63 licenses and is Florida Life and Variable Annuity licensed.

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

The table presented below presents estimated aggregate compensation to be paid to each executive officer of Executive in excess of $100,000 and for all executive officers as a group for the fiscal years ending December 31, 1996, 1995, 1994, and 1993:

                   SUMMARY COMPENSATION TABLE
                                                          Long Term Compensation
                Annual Compensation                   Awards                  Payouts
(a)            (b)   (c)           (d)        (e)     (f)            (g)          (h)        (i)
                                             Other                  Securities
Name                                         Annual   Restricted    Under-                   All Other
and                                          Compen-  Stock         lying         LTIP       Compen-
Principal                                    sation   Award(s)      Options/      Payouts    sation
Position       Year  Salary ($)    Bonus ($)   ($)      ($)         SARs (#)       ($)          ($)
---------      ----  ----------    --------  -------  ----------    --------      --------   ---------
               1997   100,000        ---      8,000      ---          ---           ---         ---
Guy S.         1996   100,000        ---      8,000      ---          ---           ---         ---
Della Penna    1995   102,467        ---      8,000      ---          ---           ---         ---
President/CEO  1994   106,250        ---        ---      ---          ---           ---         ---
               1993   125,000        ---        ---      ---          ---           ---         ---
All Other
Executive      1997   136,733        ---        ---      ---          ---           ---         ---
Officers       1996   120,192        ---        ---      ---          ---           ---         ---
               1995    82,224        ---        ---      ---          ---           ---         ---
               1994    79,200        ---        ---      ---          ---           ---         ---
               1993   147,800        ---        ---      ---          ---           ---         ---


For their services as directors, Dr. Windom, Mr. Schroeder and Mr. Della Penna receive annual compensation of $8,000 each.
Meetings of the Board of Directors of the Company are held quarterly.

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

      The initial maximum number of shares of common stock which were to be issued pursuant to the exercise of options granted under the Plan is five hundred thousand (500,000) after the reverse stock split. As of December 31, 1997, all 500,000 options under this plan had been granted. The table below presents the options granted to executive officers during the year ended December 31, 1997:

       Option Grants For The Year Ended December 31, 1997


(a)             (b)                   (c)                 (d)                    (e)
                                      Percent of Total
                                      Options Granted
                Options               To Employees         Exercise or Base      Expiration
Name            Granted (#)           in Fiscal Year       Price ($/Sh)          Date
                Pre-Split/Post-Split                       Pre-Split/Post-Split
--------------  --------------------  ----------------     --------------------  -------------
Guy S.
Della Penna
President
& CEO            79,000/395,000             79%                 $3.00/$.60       November 2005

Other            21,000/105,000             21%                 $3.00/$.60       November 2005


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

      As of December 31, 1997, Guy S. Della Penna beneficially owns of record, a total of 1,455,835 shares, which constitutes approximately 56.6% of the shares outstanding. The table presented below reflects the percentage of share ownership vested in Mr. Della Penna of record and beneficially as of December 31, 1997.

                                                Amount and
                                                Nature of       Percent of Class
                      Name and Address          Beneficial            as of
Title of Class        of Beneficial Owner       Ownership       December 31, 1997
---------------       -------------------       -----------     -----------------
Common Stock,         Gaeton S. Della Penna,
$.002 par value       Trustee, Gaeton S.         1,455,835
                      Della Penna Rev. Living    Shares;
                      Trust Dtd 6/1/92,          Record               56%
                      141 Ogden Street           Ownership
                      Sarasota, FL  34242

Common Stock,         Russell W. Lee, Trustee                         13%
$.002 par value       William Edmund Davies      350,000
                      Trust Dtd. 12/13/91        Shares
                      3513 Pinecrest Street      Record
                      Sarasota, FL  34239        Ownership

Item 13.  Certain Relationships and Related Transactions

     As a result of ownership or contractual provisions vested in or involving Mr. Della Penna, the Company is affiliated with several business entities ("Affiliates"). Set forth below is a listing of such Affiliates, indicating the basis or nature of Mr. Della Penna's control of such Affiliates:

Name of Affiliate and                    Summary of            Nature or Basis
Form of Organization                  Business Activity         of Control
-----------------------------         ------------------       ----------------
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

Capital Management Group, Inc.        Seller of Insurance     Beneficial owner of
("Capital Management"), a Florida     and related products,   all outstanding voting
corporation                           financial planning      common stock; sole
                                      services                director and officer



Federal  Mortgage  Management, Inc.   Buyer  and  seller      Beneficial owner of
("FMMI"), a Florida corporation       of residential real     all outstanding vot-
                                      estate  mortgage loans  ing common  stock, sole
                                                              director and CEO


HomeVestors Funding, Inc.             Franchise development   Beneficial owner of 50%
(HVF),  a Florida corporation                               outstanding  voting common
                                                              stock

Federal Mortgage Management II        Buyer and seller of     Beneficial ownder of
Inc. (FMMII), a Florida               residential real        all outstanding voiting
Corporation                           estate                  common stock, sole director
                                      mortgage loans          and CEO

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


Item 14.Exhibits,  Financial Statement Schedules and  Reports  on
          Form 8K

(a)The Financial statements of the Company for the fiscal year ended December 31, 1997, as audited by Bobbitt, Pittenger & Co., P.A., Certified Public Accountants, is included as Exhibit 1 attached to this report

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EXECUTIVE WEALTH MANAGEMENT
                                         SERVICES, INC.


                              By:  Guy S. Della Penna
                                  ----------------------
                                Guy S. Della Penna, President
                                Chief Executive Officer



                              By:  Bonnie S. Gilmore
                                  ----------------------
                                Bonnie S. Gilmore
                                Senior Vice President, Chief Financial
                                Officer and Secretary

February 25, 1998