Form 10QSB
period 1998-03-31
EXECUTIVE WEALTH MANAGEMENT SERVICES INC /FL/
filed 1998-05-12
CIK 888386

6

                                                                          7



                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10Q-SB

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the three months ended                   Commission File Number
March 31, 1998                               33-48017-A

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / / .

     For the three months ended March 31, 1998, the Registrant had revenues of $672,480.

      As of March 31, 1998, the Registrant had 5,000,000 Shares authorized and 2,615,485 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was sold is $1,457,992.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      Set forth below are the unaudited financial statements reflecting the Company's financial condition as of March 31, 1998, and the related statements of operations and shareholders' equity for the three months ended March 31, 1998 and 1997.




      [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]


          EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.

                         BALANCE SHEET

                   March 31, 1998 (Unaudited)

ASSETS

CURRENT ASSETS
  Cash                                            $  11,922
  Accounts receivable from
    correspondent brokers                           144,418
  Accounts receivable from affiliates                 2,174
  Accounts receivable from others                    15,852
  Prepaid expenses                                   17,500
                                                  ----------
        TOTAL CURRENT ASSETS                        191,866
                                                  ==========
INVESTMENTS

Furniture, Fixtures and Equipment -
  at cost net of accumulated depreciation            25,711

OTHER ASSETS
  Deposits with clearing organizations               40,093
  Other deposits                                      1,934
                                                  ----------
     TOTAL ASSETS                                 $ 259,604
                                                  ==========



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                $  10,615
  Commissions payable                               133,446
                                                  ----------
     TOTAL CURRENT LIABILITIES                      144,061
                                                  ==========

STOCKHOLDER S EQUITY
  Preferred Stock - authorized 750,000
    shares of $.01 par value; no shares
      issued or outstanding                         ---
  Common Stock - authorized 5,000,000
   shares of $.002 par value; issued and
     outstanding 2,615,485 shares                     5,231
  Additional paid-in capital                      1,105,639
  Additional paid-in capital, warrants                4,410
  Retained earnings                                (999,737)
                                                  ----------
     TOTAL STOCKHOLDERS' EQUITY                     115,543
                                                  ----------
TOTAL LIABILITIES & STOCKHOLDER S EQUITY          $ 259,604
                                                  ==========

                EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                          STATEMENTS OF OPERATION

              For The Three Months Ended March 31 (Unaudited)

                                          1998         1997
                                          ------------ -----------
REVENUE
  Commissions                             $566,751     $825,929
  Underwriting fees                         74,810       10,500
  Other income                              30,919       30,980
                                          ------------ -----------
TOTAL REVENUE                              672,480      867,409

EXPENSES
  Advertising                                  156         800
  Board of Directors fees                    6,000       4,000
  Clearing charges                          44,695      57,679
  Commissions                              500,418     669,619
  Consulting fees                           15,171      12,400
  Dues and subscriptions                       823         861
  Depreciation                               2,584       3,031
  Insurance                                  2,036         604
  Meetings and seminars                      ---            29
  Miscellaneous                              1,926       3,727
  Office expenses                            6,774       6,188
  Regulatory                                 9,487       2,663
  Rent costs                                24,816      21,428
  Rental Equipment                           2,348       2,641
  Salaries and Wages                        84,443      86,861
  Taxes                                     10,145      10,269
  Travel and lodging                         6,462       9,727
  Utilities                                  7,589       6,232
                                          -----------  -----------
TOTAL OPERATING EXPENSES                   725,873     898,759
                                          -----------  -----------

OPERATING INCOME/(LOSS)                    (53,393)    (31,350)
                                          ------------ -----------

NET INCOME/(LOSS)                         $(53,393)    $(31,350)
                                          ============ ===========

NET INCOME/(LOSS) PER SHARE               $  (.020)    $  (.012)
                                          ============ ===========

                EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For The Three Months Ended March 31 (Unaudited)

                                                Additional
                                     Additional Paid-In        Retained
                    Preferred Common Paid-In    Capital        Earnings
                      Stock   Stock  Capital    Warrants       (Deficit)      Total
                    --------- ------ ---------- ----------     -----------    -----
Balance at
   January 1, 1997      -     $4,983 $  913,687 $  4,410       $ (841,105)    $ 81,975

Issuance of common stock          85     50,915                              51,000

Net loss for the Three
  months ended
March 31, 1997                                                    (31,350)    ( 31,350)
                    --------- ------- ---------- ----------    -----------    ---------
Balance at
March 31, 1997      $   -     $5,068  $  964,602 $  4,410      $ (872,455)    $101,625
                    ========= ======= ========== ==========    ============   =========


                                       Additional Retained
                    Preferred Common   Paid-In    Earnings      Stock
                    Stock     Stock    Capital    (Deficit)    Warrants       Total
                    --------- ------   ---------  ---------    --------       ---------
Balance at
January 1, 1998     $    -    $5,231   $1,105,639 $(946,344)   $ 4,410        $168,936

Net loss for three
  months ended
March 31, 1998                                      (53,393)                  (53,393)
                    --------- -------  ---------- ----------   --------       ---------
Balance at
March 31, 1998      $    -    $5,231   $1,105,639 $(999,737)   $ 4,410        $115,543
                    ========= =======  ========== ==========   ========       ========

                EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                          STATEMENT OF CASH FLOWS

        For The Three Months Ended March 31 (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:            1998          1997
                                                 ---------- ---------
  Net Income (Loss)                             $ (53,393)   $ (31,350)
  Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation                                   2,584        3,031

     (Increase) decrease in operating assets:
       Receivable from correspondent brokers      (43,144)       8,562
       Receivable - other                          40,237       (2,078)
       Deposits                                     5,064         (317)
       Prepaid expense                             (2,500)      (5,000)
     Increase (decrease) in operating liabilities:
      Accounts payable                             50,092       (9,628)
      Commissions payable                        (114,197)      (8,125)
                                                ----------   ----------
Net cash provided by (used in)
            operating activities                 (115,257)     (44,905)
                                                ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                           ---        51,000
  Cash paid for syndication costs                    ---          ---
                                                ----------   ----------
Net cash provided by (used in)
            financing activities                     ---        51,000
                                                ----------   ----------

NET INCREASE (DECREASE) IN CASH                  (115,257)       6,095

CASH AT BEGINNING OF PERIOD                       127,179         ---
                                                ----------   ----------
CASH AT END OF PERIOD                           $  11,922    $   6,095
                                                ==========   ==========


                EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS

            For The Three Months Ended March 31, 1998 and 1997


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

Receivable from Correspondent Brokers
The receivable from correspondent brokers and broker/dealers represent commissions earned which had not been received at March 31, 1998. Management has determined that these amounts are fully collectible.



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

Loss Per Share
Loss per share is computed based upon 2,615,485 and 2,534,000 shares outstanding during the periods ended March 31, 1998 and 1997, respectively.


Note 2 - DEPOSIT WITH CLEARING ORGANIZATION

Deposits with clearing organizations represent investments in money markets. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreement between the parties. Deposits are reflected at fair market value.

                EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               For The Three Months March 31, 1998 and 1997


Note 3 - FURNITURE, FIXTURES AND EQUIPMENT

A summary of furniture, fixtures and equipment follows:


                             March 31, 1998
                             --------------
     Furniture and fixtures  $  37,951
     Equipment                  34,202
     Leasehold improvements      6,622
                             ----------
                                78,775
     Less:  Accumulated
               Depreciation    (53,064)
                             ----------
                             $  25,711
                             ==========

Note 4 - Operating Leases

Rent expense for the three months ended March 31, 1998 and 1997 was $24,816 and $21,428, respectively.

Note 5 - NET CAPITAL REQUIREMENT

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000. In December of 1991, the National Association of Securities Dealers, Inc. approved the Company as a fully disclosed broker/dealer. The Company has a restrictive agreement to maintain a net capital of 130% of the minimum requirement or 6 2/3% of aggregate indebtedness for each of the three month periods ended March 31, 1998 and 1997.

The Company had net capital of $66,784 or 695% and $40,721 or 376% of the minimum requirement at March 31, 1998 and 1997, respectively. The net capital rules may effectively restrict the payment of dividends to the Company s stockholders. The Company operates pursuant to the (K) (2) (ii) exemptive provisions of the Securities and Exchange Commissions Rule 15c3-3 and does not hold customers funds or securities.


                EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.

           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

            For The Three months Ended March 31, 1998 and 1997



NOTE 6 - INCOME TAXES

At December 31, 1997, the Company had a net operating loss carry forward of approximately $769,000 that will begin to expire in the year 2009. Due to the lack of historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $280,000, calculated using an effective income tax rate of 37% for the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 1998 and 1997, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $2,865 and $5,724, respectively, for the use of the space.

During the three months ended March 31, 1998 and 1997, the Company paid rent of approximately $9,000 to the Company's majority stockholder for leased space.


NOTE 8 - COMMON STOCK TRANSACTIONS

During the first quarter of 1997, the majority shareholder purchased 42,500 shares of common stock at $1.20 per share.


               [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Current Operations

The table set forth below reflects the source of revenue earned by the Company during the six months ended June 30, 1998 and 1997.

                                   1998           1997      Increase/
                                                            (Decrease)
                                 ----------   ----------    ----------
Source of Revenue Earned
Commission:
    Proprietary Products         $  74,810    $  10,500     $  64,310
    Transactional                  298,918      410,403      (111,485)
    Mutual Fund Sales              154,870      138,249        16,621
    Insurance/Annuity              110,743      218,039      (107,296)
    Limited Partnership Income       2,219       59,237       (57,018)
                                 ---------    ---------     -----------

             Total Commissions     641,560      836,428      (194,868)
Other:
    RIA                             18,882        9,687         9,195
    Miscellaneous                   12,038       21,294        (9,256)
                                 ---------    ---------     -----------
                 Total            $672,480    $ 867,409     $(194,929)
                                 =========    =========     ===========

The Company received commissions and underwriting fees of $74,810 and $10,500 from the sale of proprietary products or commissions which were "in house" in character for the three months ended March 31, 1998 and 1997, respectively. The increase of $64,310 is attributable to the fact that the Company began a best efforts public offering of $5,000,000 in promissory notes in Federal Mortgage Management II, Inc. in July of fiscal 1997. As of March 31, 1998, the Company had placed $2,242,500 principal balance of the notes. Of that amount, during the fiscal quarter ended March 31, 1998, the Company placed $710,000 principal balance of the notes.

Transactional revenues, decreased by $111,485 or 27.17% for the three months ended March 31, 1998, as compared to the same period in 1997. This decrease is due to the fact that during the fourth quarter of 1997, one of the Altamonte Springs branch offices moved to become their own broker/dealer. Also contributing to this decrease were general market and seasonal conditions. However, the Company believes that with the Delray Beach, Florida office, the New York office and several prospective registered persons and other NASD broker/dealer branch offices with which the Company is in negotiations, this decrease in transactional revenue will be offset. This overall decrease in transactional revenues was expected, and is expected to continue through the second fiscal quarter of 1998.

Mutual fund revenue increased approximately $16,621 or 12% for the three months ended March 31, 1998 as compared to the same period ended 1997.

Limited partnership revenue decreased $57,018 or 96.25% from the three months ended March 31, 1997 compared to the same period ended 1998.

The decreases in limited partnership revenue and insurance/annuity revenue of $164,314 have for the most part been offset with an increase in proprietary product revenue and mutual fund revenue. Mutual fund revenue increased $16,621 or 12% and proprietary product revenue increased $64,310 or 612.48% for the three month period ended March 31,1998 as compared to the same period ended 1997.

Overall, total revenue decreased $194,929 or 22.47% for the three months ended March 31, 1998 as compared to the same period ended 1997.

The Company has a diverse base of registered representatives ranging from transaction oriented brokers to primarily insurance and mutual fund salespersons. Transactional revenue was approximately 40% of total revenue, compared to 47% as of March 31, 1997. This decrease is attributable to, among other things, the loss of an Altamonte Springs office as well as to the Company's focused effort in the insurance marketing, proprietary products, education and recruiting and the Affinity Group marketing efforts of the business.

As a result of a decrease in overall revenue, expenses overall decreased as well. The table set fourth below reflects the expense categories of the Company in which there was a significant increase or decrease for the three months ended March 31, 1998, as compared to the same period in 1997:

                                                          Increase/
          Expense Category           1998       1997      (decrease)
          ----------------         ---------- ----------  ----------
          Board of directors fee   $   6,000  $   4,000   $   2,000
          Commissions                500,418    669,619    (169,201)
          Clearing Charges            44,695     57,679     (12,984)
          Consulting                  15,171     12,400       2,771
          Insurance                    2,036        604       2,432
          Occupancy                   24,816     21,428       3,388
          Office Expense               6,774      6,188         586
          Regulatory                   9,487      2,663       6,824
          Salaries & Wages            84,443     86,861      (2,418)
          Travel & lodging             6,462      9,727      (3,265)
          Utilities                    7,589      6,232       1,357

Commission expense decreased from $669,619 for the three months ended March 31, 1997, to $500,418 for the three months ended March 31, 1998. The decrease in commissions expense is directly related to the aforementioned decrease in revenues.

Clearing charges decreased $12,984 or 27.51% for the period ended March 31, 1998, as compared to the same period ended 1997. Clearing charges directly and proportionately relate to the level of transactional revenues, hence, generally an increase or decrease in transactional revenues will have the same effect on charges.

Consulting fees increased 2,771 for the three months ended March 31, 1998, as compared to the same period in 1997. This increase relates to the fact that during 1997, the Company entered into a contract with a board member, Dr. Robert E. Windom. Dr. Windom is compensated $2,000 per month to expand the marketing and servicing of medical Affinity Groups.

Insurance expense increased $2,432 for the three month period ended March 31, 1998, as compared to the same period ended 1997. This increase is due to the increases in the property insurance at the Sarasota offices and the number of employees covered by the Company s worker s compensation insurance policy.

Occupancy costs increased $3,388 for the three month period ended March 31, 1998, as compared to the same period ended 1997. Such increase is consistent with the annual adjustment of rent based on the consumer price index with a cap of 4% in any 12 month period.

Office expense increased $586 or 9.47% for the three months ended March 31,
1998,   as compared to the three months ended March 31, 1997. Such increase is within the normal course of business.

Regulatory expenses increased $6,824 or 256% for the three month period ended March 31, 1998 as compared to the same period ended 1997. This increase relates to an increase in the NASD annual assessment. The annual assessment is based on the prior year s total revenue and the increase in the number of states in which the firm is registered to do business. Total revenue for the year ended December 31, 1997 was $4,305,508, compared to $3,236,058 for the same fiscal year period ended 1996.

Salaries and wages decreased for the three month period ended March 31, 1998, as compared to the same period in 1997 by $2,418. This decrease relates to a decrease in the number of employees and the overall limit on salary and wage increases for employees of the Company.

Travel and lodging decreased $3,265 to $6,462 for the three month period ended March 31, 1998, compared to $9,727 for the same period ended 1997. The decrease relates to the stringent expense budget efforts on the part of management.

Future Operations

      As of March 31, 1998, Executive had approximately 66 registered representatives and is in the process of recruiting several new office locations.

In 1998 management will continue to focus on several growth and expansion related initiatives. These initiatives will include, but are not limited to the following:

     -  Expanded service and marketing to "Affinity Groups",
     -  Possible secondary public offering and capitalization,
     -  Continued branch development and expansion,
     -  Registered investment advisory activities
     -  Increased investment banking activities,

The Company and its management continue to pursue the addition of new offices and new registered representatives to existing offices. Management is currently in negotiations with a prospective office in Florida, as well as several representatives for its home office location.

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

For approximately two and one half years, the Company has aggressively engaged in, and committed significant financial and personnel resources to an extensive market study and analysis of the viability of marketing, on an exclusive and endorsed basis, various insurance, financial and securities-related products, and other services to members of large medical affinity groups and associations. In this regard, Executive has established contacts and relationships with various medical associations and affinity groups and has presented comprehensive marketing proposals to specific groups. The Company will continue to develop these relationships along with attempting to establish additional relationships with new groups throughout 1998.

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

In August 1997, Executive entered into a Letter of Intent with FLAMEDCO, Inc. ( FLAMEDCO ), a wholly owned subsidiary of The Florida Medical Association ( FMA ) concerning Executive marketing a Business Owners Policy ( BOP ) to FMA physician members. Executive is presently working with Berkley Risk Services of Colorado, Inc. to develop a customized BOP policy for FLAMEDCO.

In December 1997, Executive made a formal presentation to AMA Solutions, Inc., a wholly owned subsidiary of the American Medical Association ( AMA ) concerning a pre-paid tax audit defense service to be marketed to AMA physician members through Executive. AMA Solutions, Inc. has indicated that final Board of Directors approval should occur in June, 1998 with marketing of the service to follow soon thereafter.


On  March  7,  1998, Executive signed an Agreement and  Plan  of  Merger  (
Agreement ) with FAS Group, Inc. whereby Executive will merge with a subsidiary of GAS Group, Inc. with Executive to be the surviving corporation. The name of the surviving corporation will be FAS Wealth Management Services, Inc. Pursuant to the terms of the Agreement, FAS Group, Inc., the parent corporation, is required to provide capitalization in the sum of $4,500,000 in marketable securities and $500,000 cash in exchange for 67 percent ownership interest in FAS Group, Inc. In addition, FAS Group, Inc. shall also be required, pursuant to the terms of the Agreement, to obtain a listing of its Common Stock on the NASDAQ Small Cap Exchange.

The effective date of the merger has been set for June 30, 1998, which date can be extended to December 31, 1998 if certain conditions of the merger have not been satisfied by the June 30, 1998 date.

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

The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of March 31, 1998 and 1997:

                                 1998      1997
                               -------  --------
     Net Capital              $  66,784   $  40,721
     Aggregate Indebtedness     144,061     162,297
     Ratio of aggregate
      indebtedness to
          net capital         2.16 to 1 3.99 to 1

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

                              EXECUTIVE WEALTH MANAGEMENT
                                            SERVICES, INC.

   May 12, 1998

                              BY   Guy S. Della Penna
                              ------------------------------------
                                  Guy S. Della Penna, President and
                                       Chief Executive Officer




   May 12, 1998               BY   Bonnie S. Gilmore
                              ------------------------------------
                                 Bonnie S. Gilmore, Senior Vice President
                                 Chief Financial Officer and Secretary


