Form 10QSB
period 1998-06-30
EXECUTIVE WEALTH MANAGEMENT SERVICES INC /FL/
filed 1998-08-12
CIK 888386

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10Q-SB

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the six months ended                     Commission File Number
June 30, 1998                                33-48017-A

                EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                          (a Florida corporation)
          (Exact name of Registrant as specified in its Charter)

              Florida                                  59-2087068
------------------------------       ----------------------------
State or other jurisdiction of                    I.R.S. Employer
incorporation or organization               Identification Number

            2323 Stickney Point Road, Sarasota, Florida  34231
            --------------------------------------------------
            (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (941) 921-9700

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

     For the six months ended June 30, 1998, the Registrant had revenues of $1,454,043.

      As of June 30, 1998, the Registrant had 5,000,000 Shares authorized and 2,615,485 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was sold is $1,457,992.




                         I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      Set forth below are the unaudited financial statements reflecting the Company's financial condition as of June 30, 1998, and the related statements of operations and shareholders' equity for the six months ended June 30, 1998 and 1997.



                EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.

                         BALANCE SHEET

                   June 30, 1998 (Unaudited)

                             ASSETS
                             ------
CURRENT ASSETS
  Cash                                  $   29,740
  Accounts receivable from
     correspondent brokers                 193,762
 Accounts receivable from others            38,105
                                        ----------


        TOTAL CURRENT ASSETS               261,607

INVESTMENTS
  Furniture, Fixtures and Equipment -
    at cost net of accumulated
    depreciation                            23,127

OTHER ASSETS
  Deposits with clearing organizations      40,093
  Other deposits                             1,934
                                        ----------

        TOTAL ASSETS                    $  326,761
                                        ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES
  Accounts Payable                      $   20,875
  Commissions Payable                      217,875
                                        ----------

        TOTAL CURRENT LIABILITIES          238,750

STOCKHOLDERS  EQUITY
  Preferred Stock - authorized 750,000
    shares of $.01 par value; no shares
      issued or outstanding                    -
  Common Stock - authorized 5,000,000
   shares of $.002 par value; issued and
     outstanding 2,615,485 shares            5,231
  Additional paid-in capital             1,130,639
  Additional paid-in capital, warrants       4,410
  Retained earnings                     (1,052,269)
                                        -----------
        TOTAL STOCKHOLDERS  EQUITY          88,011
                                        -----------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY $  326,761
                                        ===========

                EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                          STATEMENTS OF OPERATION

          For The Three and Six Months Ended June 30 (Unaudited)

                      Six Months Ended June 30      Three Months Ended June 30
                         1998            1997           1998        1997
                      ----------  ----------         ---------  --------
REVENUE
 Commissions          $1,340,112  $1,772,081        $ 754,479   $  946,152
  Underwriting fees       90,970      73,600           16,160       63,100
  Other Income            22,961      70,400           10,924       39,421
                      ----------  ----------        ---------  -----------
TOTAL REVENUE          1,454,043   1,916,081          781,563    1,048,673
                      ----------  ----------        ---------  -----------

EXPENSES
  Advertising             1,920       1,613            1,763           813
  Board of
     Directors fees      12,000       8,000            6,000         4,000
  Clearing charges       79,447     136,724           34,752        79,045
  Commissions         1,122,940   1,451,188          622,521       781,569
  Consulting fees        28,653      23,190           13,482        10,790
  Dues and
     Subscriptions        4,789       4,290            2,441         3,428
  Depreciation            5,168       6,061            2,584         3,031
  Insurance               1,341       3,203             (696)        2,598
  Meetings and seminars    (750)         29             (750)        ---
  Miscellaneous           1,475      17,292             (451)       13,568
  Occupancy costs        49,654      43,411           24,837        21,983
  Office expenses        15,565      13,129            8,792         6,940
  Regulatory             12,739      11,850            3,252         9,188
  Rental Equipment        3,010       4,286            2,187         1,645
  Salaries and wages    171,446     178,649           87,005        91,788
  Taxes                  19,580      19,773            9,435         9,504
  Travel and lodging     16,500      15,767           10,038         6,040
  Utilities              14,491      12,796            6,903         6,564
                      ----------  ----------        ---------     ---------
TOTAL
  OPERATING EXPENSES  1,559,968   1,951,251          834,095     1,052,494
                      ----------  ----------        ---------     ---------

OPERATING
  INCOME/(LOSS)        (105,925)   (35,170)          (52,532)       (3,821)
                      ----------  ----------        ---------     ---------

NET INCOME/(LOSS)     $(105,925)  $(35,170)         $(52,532)   $   (3,821)
                      ==========  ==========        =========     =========
NET INCOME/(LOSS)
  PER SHARE           $    (.04) $    (.02)       $     (.02)   $     (.01)
                      ==========  ==========        =========     =========


                EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For The Six Months Ended June 30 (Unaudited)


                                                     Additional
                                          Additional   Paid-In   Retained
                       Preferred  Common    Paid-In    Capital   Earnings
                         Stock    Stock     Capital   Warrants   (Deficit)   Total
                       ---------  ------  ---------- ---------- ----------  --------

Balance at
   January 1, 1997          -     $ 4,983 $  913,687 $   4,410  $ (841,105) $ 81,975
Issuance of common
   stock                               85     50,915                          51,000

Net loss for the Six
  months ended
 June 30, 1997                                                     (35,170)  (35,170)
                       ---------  -------  ---------- ---------- ----------  --------
Balance at
June 30, 1997          $    -     $ 5,068  $  964,602 $   4,410 $ (876,275) $ 97,805
                       =========  =======  ========== ========== ========== =========




                                               Additional  Retained
                       Preferred     Common    Paid-In     Earnings     Stock
                       Stock         Stock     Capital     (Deficit)    Warrants    Total
                       ---------     ------    ----------  ---------    --------   --------
Balance at
January 1, 1998        $    -        $ 5,231   $1,105,639  $  (946,344)  $  4,410   $ 168,936

Common Stock Subscribed                            25,000                             25,000

Net loss for six
  months ended
 June 30, 1998                                                (105,925)              (105,925)
                       ---------     -------   ----------- -----------   --------   ----------
Balance at
June 30, 1998          $    -        $ 5,231   $1,130,639  $(1,052,269)  $  4,410   $  88,011
                       =========     =======   =========== ===========   ========   ==========

               EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                          STATEMENT OF CASH FLOWS

          For The Six Months Ended June 30 (Unaudited)


                                                   1998        1997
                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $(105,925) $(35,170)
  Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation                                    4,215      6,062

     (Increase) decrease in operating assets:
       Receivable from correspondent brokers       (79,590)   (97,206)
       Receivable - other                            8,210      1,280
       Deposits                                      5,065       (671)
       Prepaid expense                                ---      (5,885)
     Increase (decrease) in
           operating liabilities:
      Accounts payable                             (85,998)    23,980
Commissions payable                                116,584     63,244
                                                 ----------  ---------
           Net cash provided by (used in)
              operating activities                (137,439)   (44,366)
                                                 ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase Equipment                                 ---         ---

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                            ---      51,000
  Subscription of Common Stock                      25,000        ---
  Cash paid for syndication costs                   15,000     (5,500)
                                                  ---------  ---------
           Net cash provided by (used in)
                   financing activities             40,000     45,500
                                                  ---------  ---------

NET INCREASE (DECREASE) IN CASH                    (97,439)     1,134

CASH AT BEGINNING OF PERIOD                        127,179        ---
                                                  ---------  ---------

CASH AT END OF PERIOD                              $29,740     $1,134

                                                  =========  =========


                EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS

              For The Six Months Ended June 30, 1998 and 1997


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

Receivable from Correspondent Brokers
The  receivable  from  correspondent  brokers  and  broker/dealers  represent
commissions earned which had not been received at June 30, 1998.   Management
has determined that these amounts are fully collectible.

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

Loss Per Share
Loss per share is computed based upon 2,615,485 and 2,533,985 shares outstanding during the periods ended June 30, 1998 and 1997, respectively.

Note 2 - DEPOSIT WITH CLEARING ORGANIZATION

Deposits with clearing organizations represent investments in money markets. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreement between the parties. Deposits are reflected at fair market value.

Note 3 - FURNITURE, FIXTURES AND EQUIPMENT

A summary of furniture, fixtures and equipment follows:

                                       June 30, 1998
                                       -------------
     Furniture and fixtures                 $ 37,951
     Equipment                                34,202
     Leasehold improvements                    6,622
                                       -------------
                                              78,775
     Less:  Accumulated Depreciation          55,648
                                       -------------
                                             $23,127
                                       =============


Note 4 - Operating Leases

Rent expense for the six months ended June 30, 1998 and 1997 was $49,654 and $43,411, respectively.

Note 5 - NET CAPITAL REQUIREMENT

Pursuant  to the net capital provisions of Rule 15c3-1 of the Securities  and
Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000. In December of 1991, the National Association of
Securities Dealers, Inc. approved the Company as a fully disclosed broker/dealer. The Company has a restrictive agreement to maintain a net capital of 130% of the minimum requirement or 6 2/3% of aggregate indebtedness for each of the six month periods ended June 30, 1998 and 1997.

The Company had net capital of $54,042 or 340% and $37,864 or 213% of the minimum requirement at June 30, 1998 and 1997, respectively. The net capital rules may effectively restrict the payment of dividends to the Company s stockholders. The Company operates pursuant to the (K) (2) (ii) exemptive provisions of the Securities and Exchange Commission s Rule 15c3-3 and does not hold customers funds or securities.


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

During the six months ended June 30, 1998 and 1997, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $5,724 and $11,448, respectively, for the use of the space.

During the six months ended June 30, 1998, the Company paid rent of approximately $18,000 to the Company's majority stockholder for the use of office space.

NOTE 8 - COMMON STOCK TRANSACTIONS

In November, 1995, the Company approved a plan to grant options to certain employees to purchase the Company's common stock. The plan provided for the granting of options to purchase a maximum of 500,000 shares of the Company's stock at a price to be determined at the time of grant. The price, however, is not greater than $.60 per share. The plan required a participant to be employed by the Company for a number of years before exercise. Granted options expire 10 years from the grant date. At June 30, 1998, none of the options have been exercised.

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

On June 9, 1997, the Company initiated a private placement of 250,000 shares of the Company s Common Stock at a price of $2.00 per share. Net proceeds from the sale of stock were used for general working capital and expansion of operations.

On March 1, 1998, the Company initiated a private placement of 150,000 shares of the Company s Common Stock at a price of $2.00 per share. Net proceeds are to be used for costs of the proposed merger, affinity group marketing programs, work capital and general corporate purposes. At June 30, 1998 subscriptions receivable from the offering was $25,000.





               [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2.     Management's Discussion and Analysis of Financial Condition and
           Results of Operation.

     Current Operations

The table set forth below reflects the source of revenue earned by the Company during the six months ended June 30, 1998 and 1997.

                                                              Increase/
                                          1998        1997    (Decrease)
                                          ----        ----    ----------

Source of Revenue Earned
Commission:
    Proprietary Products              $   90,970   $  73,600  $   17,370
    Transactional                        525,202     963,740    (438,538)
    Mutual Fund Sales                    316,519     293,144      23,375
    Insurance/Annuity                    296,441     383,761     (87,320)
    RIA Income                            67,805      20,435      47,370
    Sale of non-proprietary
            limited partnerships         134,144     131,436       2,708
                                      ----------   ---------  -----------

                Total Commissions      1,431,081   1,866,116    (435,035)
Other:
    Miscellaneous                         22,962      49,965     (27,003)
                                     -----------  ----------  -----------
                Total                $ 1,454,043  $1,916,081  $ (462,038)
                                     ===========  ==========  ===========

The Company received commissions and underwriting fees of $90,970 and $73,600 from the sale of proprietary products or commissions which were "in house" in character for the six months ended June 30, 1998 and 1997, respectively. The increase of $17,370 is attributable to the fact that the Company began a best efforts public offering of $5,000,000 in promissory notes in Federal Mortgage Management II, Inc. in July of fiscal 1997. As of June 30, 1998, the Company had placed $2,368,500 principal balance of the notes. Of that amount, during the six months ended June 30, 1998, the Company placed $836,000 principal balance of the notes. The offering closed in April 1998.

Transactional revenues, decreased by $438,538 or 46% for the six months ended June 30, 1998, as compared to the same period in 1997. This decrease is due to the fact that during the fourth quarter of 1997, one of the Altamonte Springs branch offices moved to become their own broker/dealer. Also contributing to this decrease were general market and seasonal conditions. However, the Company believes that with the Delray Beach, Florida office, the New York office and several prospective registered persons and other NASD broker/dealer branch offices with which the Company is in negotiations, this decrease in transactional revenue will be offset. Management believes that this decrease will level off toward the end of the third quarter of 1998.

Mutual fund revenue increased approximately $23,375 or 8% for the six months ended June 30, 1998 as compared to the same period ended 1997.

Limited partnership revenue increased $2,708 or 2% from the six months ended June 30, 1998 compared to the same period ended 1997.

The decrease in insurance/annuity revenue of $87,320 or 23% is offset in part by the increases in mutual fund, limited partnership and RIA fees.

Overall, total revenue decreased $462,038 or 25% for the six months ended June 30, 1998, as compared to the same period ended 1997.

The Company has a diverse base of registered representatives ranging from transaction oriented brokers to primarily insurance and mutual fund salespersons. Transactional revenue was approximately 37% of total revenue, compared to 47% as of June 30, 1997. This decrease is attributable to, among other things, the loss of an Altamonte Springs office as well as to the Company's focused effort in the insurance marketing, proprietary products, education and recruiting and the Affinity Group marketing efforts of the business.

As a result of a decrease in overall revenue, expenses overall decreased as well. The table set fourth below reflects the expense categories of the Company in which there was a significant increase or decrease for the six months ended June 30, 1998, as compared to the same period in 1997:

                                                                    Increase/
      Expense Category                      1998          1997      (decrease)
      -----------------------           -----------   ----------    ----------
      Board of directors fee            $   12,000    $    8,000    $    4,000
      Commissions                        1,122,940     1,451,188      (328,248)
      Clearing Charges                      79,447       136,724       (57,277)
      Consulting                            28,653        23,190         5,463
      Occupancy                             49,654        43,411         6,243
      Office Expense                        15,565        13,129         2,436
      Salaries & Wages                     171,446       178,649        (7,203)
      Utilities                             14,491        12,796         1,695

Board of directors fee increased $4,000 for the six months ended June 30, 1998, compared to the same period ended 1997. This increase is due to an additional board member.

Commission expense decreased from $1,451,188 for the six months ended June 30, 1997, to $1,122,940 for the six months ended June 30, 1998. The decrease in commissions expense is directly related to the aforementioned decrease in revenues.

Clearing charges decreased $57,277 or 42% for the period ended June 30, 1998, as compared to the same period ended 1997. Clearing charges directly and proportionately relate to the level of transactional revenues, hence, generally an increase or decrease in transactional revenues will have the same effect on charges.

Consulting fees increased $5,463 for the six months ended June 30, 1998, as compared to the same period in 1997. This increase relates to the fact that during 1997, the Company entered into a contract with a board member, Dr. Robert E. Windom. Dr. Windom is compensated $2,000 per month to expand the marketing and servicing of medical Affinity Groups.

Occupancy costs increased $6,243 for the six month period ended June 30, 1998, as compared to the same period ended 1997. Such increase is consistent with the annual adjustment of rent based on the consumer price index with a cap of 4% in any 12 month period.

Office expense increased $2,436 or 19% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Such increase is within the normal course of business.

Salaries and wages decreased for the six month period ended June 30, 1998, as compared to the same period in 1997 by $7,203. This decrease relates to a decrease in the number of employees and the overall limit on salary and wage increases for employees of the Company.

Future Operations

      As of June 30, 1998, Executive had approximately 70 registered representatives and is in the process of recruiting several new office locations.

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


In addition, on October 6, 1997, Executive entered into an agreement with Sun Insurance Marketing Network, Inc. /Sun/ whereby Sun, which is the national marketing agent for AIG Life Companies, Inc. /AIG/ Long Term Care Insurance Marketing Program, has agreed to refer and recruit Series 6 and Series 7 securities licensed insurance agents to Executive and to encourage said agents to contract with the Company to place their variable life, variable annuity and mutual fund business. Management believes it can recruit a significant number of these agent/brokers during fiscal 1998.

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

As of March 13, 1997, the Company had entered into a Letter of Intent with American Healthcare Alliance /AHA/, the largest nationwide network of Preferred Provider Managed Healthcare Systems and Organizations, whereby the parties agreed to undertake a formal contractual relationship in which Executive will engage in the marketing, on an endorsed basis, of designated financial services and products as well as other services to physician and healthcare providers who are members of AHA's Preferred Provider Organizations. In this regard, Executive has obtained an exclusive marketing agreement with the nation's largest provider of a pre-paid tax audit defense program to offer their services to AHA's 180,000 plus physician members on an endorsed basis. The marketing of this program, conducted on a direct mail basis, commenced on February 4, 1997. Pursuant to the terms of the exclusive marketing agreement, the Company receives first year and renewal commissions on the fees paid by the physician members for the service.

In August 1997, Executive entered into a Letter of Intent with FLAMEDCO, Inc. /FLAMEDCO/, a wholly owned subsidiary of The Florida Medical Association /FMA/ concerning Executive marketing a Business Owners Policy /BOP/ to FMA physician members. Executive is presently working with Berkley Risk Services of Colorado, Inc. to develop a customized BOP policy for FLAMEDCO.

In June, 1998 the American Medical Association /AMA/ approved TaxResources, Inc. s pre-paid tax audit defense service for sale and solicitation to its physician members through AMA Solutions, Inc., a wholly owned subsidiary of the AMA. Executive acted as a broker in the transaction and will receive first year and renewal commissions on the sale of the service. Solicitation of AMA physician members for the sale of TaxResources, Inc.'s services should commence during the end of the third quarter or beginning of the fourth quarter of 1998.

On March 7, 1998, Executive signed an Agreement and Plan of Merger /Agreement/ with FAS Group, Inc. whereby Executive will merge with a subsidiary of FAS Group, Inc. with Executive to be the surviving corporation. The name of the surviving corporation will be FAS Wealth Management Services, Inc. Pursuant to the terms of the Agreement, FAS Group, Inc., the parent corporation, is proposing to provide capitalization up tp an amount of $4,500,000 in marketable securities and $500,000 cash. EWMS shareholders are anticipated to receive as a group 37 percent ownership interest in FAS Group, Inc. In addition, FAS Group, Inc. shall also seek, pursuant to the terms of the Agreement, to obtain a listing of its Common Stock on the NASDAQ Small Cap Exchange.

The effective date of the merger has been set for August 31, 1998, which date can be extended to December 31, 1998 if certain conditions of the merger have not been satisfied by the July 31, 1998 date.

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

The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of March 31, 1998 and 1997:


                                           1998            1997
                                        ----------     ----------
     Net Capital                        $  54,042      $  40,721
     Aggregate Indebtedness               238,750        162,297
     Ratio of aggregate indebtedness
         to net capital                  4.42 to 1     3.99 to 1

The National Association of Securities Dealers, Inc. (the "NASD") requires certain members, such as the Company, to maintain net capital equal to the greater of 130% of the Commission's net capital requirement or 6 2/3% of aggregate indebtedness.


Year 2000

The challenge of the year 2000, is fast approaching for every organization world wide. The regulatory bodies of the securities industry began their response by mandating that all member firms assess its information technology environments and make the necessary changes to insure that automated processes with date-sensitive components will correctly identify /00/ as the year 2000, when processing dates on and after January 1, 2000.

The firm has adopted a plan of action which will ensure that not only are the firm s automated systems year 2000 compliance ready, but also those of the third party vendors upon whom the firm relies. The capital costs associated with the assessment and implementation of the firm s plan has been estimated at approximately $15,000 for 1998, $10,000 for 1999, and $10,000 for 2000. These figures are based upon current operating facilities and are not reflective of potential growth areas that management is considering.


               [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


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

                              EXECUTIVE WEALTH MANAGEMENT
                                            SERVICES, INC.

       August  1998

                              BY    Guy S. Della Penna
                                   ------------------
                                       Guy S. Della Penna, President and
                                       Chief Executive Officer




        August  1998          BY    Bonnie S. Gilmore
                                   ------------------
                                       Bonnie S. Gilmore, Senior Vice
                                       President Chief Financial Officer
                                       and Secretary