Form 10-K
EXECUTIVE WEALTH MANAGEMENT SERVICES INC /FL/
filed 1998-10-13
CIK 888386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 8-K

                                 CURRENT REPORT

                        PURSUANT TO SECTION 13 OR 15 (D)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

                       Date of Report:   October 13, 1998


                      FAS WEALTH MANAGEMENT SERVICES, INC.
              (Formerly Executive Wealth Management Services, Inc.)
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                               (Formerly Florida)
          (State or other jurisdiction of incorporation or organization)

          33-48017-A               59-2087068
     (Commission  File  Number)     (IRS  Employer  Identification  Number)

                             C/O GUY S. DELLA PENNA
                                    PRESIDENT
                            2323 STICKNEY POINT ROAD
                             SARASOTA, FLORIDA 34231
                    (Address of principal executive offices)

                                 (941) 921-9700
              (Registrant's telephone number, including area code)









ITEM  1.     CHANGES  IN  CONTROL  OF  REGISTRANT
--------     ------------------------------------

     Effective at 9 o'clock A.M. on Monday, August 31, 1998 the proposed merger between FAS Wealth Management Services, Inc. and Executive Wealth Management Services, Inc. was consummated. The merger results in the continuation of the business of Executive Wealth Management Services, Inc., as a wholly owned subsidiary of FAS Group, Inc., with its name changed to FAS Wealth Management Services, Inc. and its state of incorporation changed to Delaware.

     As of the date of this report, the merger has not resulted in a change of control of Executive Wealth Management Services, Inc. or effected any other change except the change of name and state of incorporation.

     The effective date of the change of control will be the effective date of the Registration Statement on Form S-4 filed with the SEC on August 10, 1998 under Registration No. 333-61141 pursuant to which the shares of common stock of FAS Group, Inc. will be exchanged for one hundred percent (100%) of the outstanding shares of capital stock of Executive Wealth Management Services, Inc. The anticipated effective date of the Registration Statement is January 1, 1999 at 9 o'clock A.M. EST.

ITEM  2.     ACQUISITION  OF  ASSETS
--------     -----------------------

     Effective on the same date as the merger, the sale of certain assets and the transfer of registered representatives from Biltmore Securities to FAS Wealth Management Services, Inc. was consummated. As a result of the transfer, FAS Wealth Management Services, Inc. now has 14 independent contractor offices with a total of 145 independent contractor registered representatives.

ITEM  5.     OTHER  EVENTS
--------     -------------

     Boru Enterprises, Inc., by its President, Mr. John T. Moran, of Del Rey Beach, Florida has made a claim against FAS Group, Inc. for compensation in connection with the purchase of assets and transfer of registered representatives from Biltmore Securities as well as the private placement of Units. At the time the purchase and transfer with Biltmore was consummated and the private offering was completed, management of FAS Group, Inc. and FAS Wealth Management Services, Inc. believed and still believe there was no agreement to pay a finder's fee in connection with such transactions. However, the claim for compensation has been made and FAS Group, Inc. and FAS Wealth Management Services, Inc., through their outside counsel, are in the process of negotiating with Mr. Moran's counsel an amicable resolution of his claim.

ITEM  7.     FINANCIAL  STATEMENTS  AND  EXHIBITS
--------     ------------------------------------

     Exhibit  A  - Agreement and Plan of Merger (without schedules and exhibits)
     Exhibit  B  -  Asset  Purchase  Agreement  (without schedules and exhibits)
     Exhibit  C  -  Index  to  Financial  Statements




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

     FAS  WEALTH  MANAGEMENT  SERVICES,  INC.



     By:/s/Guy  S.  Della  Penna
        ------------------------
            Guy  S.  Della  Penna,  President


Date:  October  13,  1998

                                Exhibit A - Page
                                    EXHIBIT A








                          AGREEMENT AND PLAN OF MERGER



                                  By and among



                                 FAS GROUP, INC.



                         THE FOUNDER OF FAS GROUP, INC.


                      FAS WEALTH MANAGEMENT SERVICES, INC.


                                       and


                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.


                                       and

                            THE MAJORITY STOCKHOLDER
                                       OF
                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.









                                   May 7, 1998

                                Exhibit A - Page
                                Exhibit A - Page
                                TABLE OF CONTENTS

RECITALS     6
ARTICLE  I     NAME  OF  SURVIVING CORPORATION, CERTIFICATE OF INCORPORATION AND
BY-LAWS,  BOARD  OF  DIRECTORS  AND  OFFICERS.     6
1.01     Name  of  Surviving  Corporation     6
1.02     Certificate  of  Incorporation  and  By-Laws     6
1.03     Board  of  Directors  and  Officers     7
ARTICLE  II     STATUS  AND  CONVERSION  OF  SECURITIES     7
2.01     Stock  of  EWMS  and  FAS.     7
(a)     EWMS  Common  Stock     7
(b)     Dissenters  Rights     7
(c)     Surrender  and  Exchange  of  EWMS  Common  Stock     8
(d)     Transfer  Taxes     8
(e)     EWMS  Stock  Transferees     8
2.02     Assumption  of  Employment  Agreements     8
2.03     Capital  Stock  of  FAS     8
2.04     Capital  Stock  of  MergerSub     8
ARTICLE  III     STOCKHOLDER  APPROVAL,  BOARD  OF  DIRECTORS'  RECOMMENDATIONS,
FILINGS,  EFFECTIVE  TIME.     8
3.01     Stockholder  Approvals,  Board  of  Director's  Recommendations     8
3.02     Filing,  Effective  Time     9
ARTICLE  IV     CERTAIN  EFFECTS  OF  MERGER     9
ARTICLE  V     REPRESENTATIONS  AND  WARRANTIES     9
5.01     Representations  and  Warranties  of  EWMS     9
(a)     Security  Holders     9
(b)     Financial  Statements     9
(c)     Undisclosed  Liabilities     10
(d)     Absence  of  Changes     10
(e)     Litigation  and  Claims     10
(f)     NASD  Membership,  Compliance,  Governmental  Authorizations     10
(g)     Due  Organization  and  Qualification     11
(h)     Tax  Matters     11
(i)     Material  Agreements  and  Employment  Contracts     11
(j)     Title  to  Property  and  Related  Matters     11
(k)     Corporate  Records     11
(l)     Licenses,  Trademarks  and  Trade  Names     11
(m)     Corporate  Authority     12
(n)     Binding  Obligation  of  EWMS     12
(o)     Capitalization     12
(p)     Full  Disclosure     12
(q)     Registration  Statement,  Prospectus/Information  Statement.     12
(r)     Finders  or  Brokers     13
(s)     SEC  Filings     13
(t)     Employment  Agreements     13
(u)     Share  Ownership     13
(v)     Approvals  Required     13
5.02     Representations  and  Warranties  of  Stockholder     14
(a)     Undisclosed  Liabilities     14
(b)     Binding  Obligation  of  Stockholder     14
(c)     Full  Disclosure     14
(d)     Registration  Statement,  Prospectus/Information  Statement.     14
(e)     Finders  or  Brokers     14
(f)     Stockholder  Authority     14
5.03     Representations  and  Warranties  of  FAS  and  MergerSub     14
(a)     Shares  of  FAS  Common  Stock     14
(b)     Due  Authorization  and  Qualification     15
(c)     Financial  Statements     15
(d)     Undisclosed  Liabilities     15
(e)     Absence  of  Changes     15
(f)     Litigation  and  Claims     15
(g)     Due  Organization  and  Qualification     16
(h)     Tax  Matters     16
(i)     Breach  of  Agreements     16
(j)     Capitalization     16
(k)     Full  Disclosure     16
(l)     Title  to  Property  and  Related  Matters     16
(m)     Compliance,  Governmental  Authorization     17
(n)     Brokerage  Fees     17
(o)     Public  Statements     17
(p)     Regulatory  Filings     17
(q)     Material  Agreements  and  Employment  Contracts     17
(r)     Corporate  Records     17
(s)     Corporate  Authority     17
(t)     Binding  Obligation  of  FAS  and  MergerSub     18
(u)     Registration  Statement,  Prospectus/Information  Statement.     18
5.04  Representations  and  Warranties  of  FAS  Founder     18
(a)     Undisclosed  Liabilities     18
(b)     Binding  Obligation  of  FAS  Founder     19
(c)     Full  Disclosure     19
(d)     Registration  Statement,  Prospectus/Information  Statement.     19
(e)     Finders  or  Brokers     19
(f)     FAS  Founder  Authority     19
ARTICLE  VI     COVENANTS     19
6.01     Covenants  of  EWMS     19
(a)     Conduct  of  Business     19
(b)     No  Solicitation     21
(c)     EWMS  and  Subsidiary  Actions     22
6.02     Covenants  of  Stockholder     22
(a)     No  Solicitation     22
(b)     Agreement  to  Vote     22
6.03     Covenants  of  FAS  and  MergerSub     23
(a)     Conduct  of  Business     23
(b)     No  Solicitation     25
(c)     FAS  and  Subsidiary  Actions     25
(d)     Agreement  to  Vote     25
6.04     Covenants  of  FAS  Founder     25
(a)     No  Solicitation     25
(b)     Agreement  to  Vote     26
6.05     Covenants  of  EWMS, Stockholder, FAS, MergerSub and FAS Founder     26
(a)     Access  to  Information     26
(b)     Registration  Statement  and  Information  Statement     26
(c)     Commercially  Reasonable  Efforts;  Other  Efforts     27
(d)     Public  Announcements     27
(e)     Notification  of  Certain  Matters     27
(f)     Indemnification     28
(g)     Directors'  and  Officers'  Liability  Insurance     28
(g)     Expenses     28
(h)     Stock  Exchange  Listing     28
(i)     Actions  Regarding  Office  and  Car  Lease  Obligations     28
(k)     Retroactive  Insurance  Coverage     28
(l)     Failure  to  Take  Action     28
(m)     Exhibits,  Closing  Statements  and  Schedules     29
ARTICLE  VII     CONDITIONS  PRECEDENT  TO  OBLIGATIONS  OF  THE  PARTIES     29
7.01     Conditions  Precedent  to  Obligations  of  EWMS and Stockholder     29
(a)     Accuracy  of  Representations  and  Warranties     29
(b)     Compliance  with  Covenants     29
(c)     Form  of  New  Certificates     29
(d)     Audited  Financial  Statements     29
(e)     Approval  by  Counsel     29
(f)     Opinion  of  Counsel     29
(g)     Officer's  Certificate     30
(h)     Closing  Financial  Statements     30
(i)     Lock-up  Agreements     30
(j)     Additional  Registered  Representatives     30
7.02     Conditions  Precedent  to  Obligations  of  FAS  and  MergerSub     31
(a)     Accuracy  of  Representations  and  Warranties     31
(b)     Compliance  with  Covenants     31
(c)     Lock  Up  Agreements     31
(d)     Approval  by  Counsel     31
(e)     Opinion  of  Counsel     31
(f)     Officers'  Certificate     32
(g)     Closing  Financial  Statements     32
7.03     Conditions  Precedent  to  Obligations  of  EWMS,  Stockholder,  FAS,
MergerSub  and  FAS  Founder     32
(a)     Registration  Statement     32
(b)     EWMS  Stockholder  Approval     32
(c)     Listing     32
(d)     Certain  Proceedings     32
(e)     Opinions     33
(f)     Stockholder  Agreement     33
7.04     Post  Merger  Incentive  Stock  Options     33
ARTICLE  VIII     CLOSING     33
8.01     Time  and  Place     33
8.04     Documents  at  Closing     33
(a)  Documents  by  EWMS     33
(b)  Documents  by  FAS     34
8.05     Filings  at  the  Closing     35
ARTICLE  IX     TERMINATION  AND  ABANDONMENT     35
9.01     Termination     35
(a)     Mutual  Consent     35
(b)     Failure  to  Consummate     35
(c)     Order  of  Judicial  or  Regulatory  Authority     35
(d)     Exercise  of  Dissenter's  Rights     35
9.02     Termination  by  EWMS     35
9.03     Termination  by  FAS     36
9.04     Procedure  for  Termination     36
9.05     Effect  of  Termination  and  Abandonment     36
ARTICLE  X     DISPUTE  RESOLUTION     37
10.1     Agreement  Disputes     37
10.2     Arbitration  in  Accordance with American Arbitration Association Rules
37
10.3     Final  and  Binding  Awards     37
10.4     Costs  of  Arbitration     37
10.5     Settlement  by  Mutual  Agreement     37
ARTICLE  XI     OTHER  MATTERS     38
11.01     The  Closing     38
11.02     Survivability  and  Investigations     38
11.03     Nature  of  Representations  and  Warranties     38
11.05     Further  Assurances     38
11.06     Waiver  of  Compliance  and  Consents     38
11.07     Notices     38
11.08     Interpretation     39
11.09     Counterparts     39
11.10     Governing  Law     39
11.11     Binding  Effect     39
11.12     Entire  Agreement     39
11.13     Time     39
11.14     Severability     39
11.15     Default  Costs     39

                      Merger.doc     38     FDraft10/18/93
                                Exhibit A - Page
                                Exhibit A - Page
                                    SCHEDULES

I.     As  to  Executive  Wealth  Management  Services,  Inc.:

     1.     Liabilities  of  EWMS  Not  Disclosed  in  Financial  Statements
     2.     Adverse  Changes  Since  the  Date  of  the  Financial  Statements
     3.     Litigation
     4.     Exceptions  to  Compliance  with  Laws  and  Regulations
     5.     Exceptions  with  respect  to  Tax  Matters
     6.     Material Agreements, Employment Contracts and Employee Benefit Plans
     7.     Exceptions  to  Title  to  Properties
     8.     Licenses,  Trademarks  and  Trade  Names.
     9.     EWMS's  Capitalization.

II.     As  to  FAS  Group,  Inc.:

     10.     Liabilities  of  FAS  Not  Disclosed  in  Financial  Statements
     11.     Absence  of  Changes
     12.     Litigation
     13.     Exceptions  to  Title  to  Properties
     14.     Exceptions  to  Compliance  with  Laws  and  Regulations
     15.     Commitments  to  Issue  FAS's  Securities
16.     Material  Agreements,  Employment  Contracts  and Employee Benefit Plans
17.     Capitalization  of  FAS  and  MergerSub


                                    EXHIBITS

A.     EWMS  Common Stock Owned by Stockholder and FAS Common Stock to be Issued
B.     Form  of  FAS  Common  Stock
C.     Members  of  the  Board  of  Directors  of  FAS  at  the  Effective  Time
D.     Senior  Officers  of  FAS  at  the  Effective  Time
E.     Form  of  Opinion  of  FAS's  Counsel
F.     Form  of  Opinion  of  EWMS's  Counsel
G-1     Form  of  Lock  up  Agreement  Covering  Certain EWMS, FAS and MergerSub
Stockholder
G-2     Form  of  Lock  Up  Agreement  Covering  Dr.  Robert  E.  Windom
H-1     Form  of  Stockholder Agreement between Jack A. Alexander & Guy S. Della
Penna
H-2     Form  of  Override  Agreement  of  EWMS
I-1     Form  of  Officers'  Certificate  of  FAS
I-2     Form  of  Officers'  Certificate  of  EWMS
J.     List  of  Definitions  and  Meaning  of  Terms

                                 Exhibit A - 38
                                Exhibit A - Page
                                Exhibit A - Page
                          AGREEMENT AND PLAN OF MERGER


     AGREEMENT AND PLAN OF MERGER (the "AgreementAgreement"), dated as of May 7, 1998, among FAS Group, Inc. a Delaware corporation whose address is 14358 Golden Sunset Lane, Poway, California 92064 ("FASFAS"), the founder of FAS Group, Inc., Jack A. Alexander, whose address is 14358 Golden Sunset Lane, Poway, California 92064 ("FAS FounderFAS Founder"), FAS Wealth Management Services, Inc., a Delaware corporation and a wholly-owned subsidiary of FAS whose address is 14358 Golden Sunset Lane, Poway, California 92064, ("MergerSubMergerSub") and Guy S. Della Penna, the holder of a majority of the issued and outstanding capital stock of Executive Wealth Management Services, Inc. ("StockholderStockholder"), Executive Wealth Management Services, Inc., a Florida corporation whose address is 2323 Stickney Point Road, Sarasota, Florida 34231 ("EWMSEWMS"), such corporation in its capacity as the surviving corporation being, herein sometime called the "Surviving Corporation,Surviving Corporation" and MergerSub and EWMS being herein sometimes called the "Constituent Corporations.Constituent Corporations"


                                RECITALS RECITALS

     WHEREAS, the respective Boards of Directors of EWMS, MergerSub and FAS as well as Stockholder and FAS Founder have approved the merger of MergerSub with and into EWMS pursuant and subject to the terms and conditions of this Agreement (the "Merger"), whereby each issued and outstanding share of common stock, par value $0.002 per share, of EWMS at the Effective Time will be converted into the right to receive FAS Common Stock; and

WHEREAS, EWMS, Stockholder, MergerSub, FAS and FAS Founder contemplate that the Merger will be classified as a tax-free reorganization pursuant to Section 368(a)(i)(B) of the Internal Revenue Code of 1986, as amended ("CodeCode"); and

WHEREAS, EWMS, MergerSub and FAS desire to make certain representations, warranties and agreements in connection with the Merger and also to set forth the various conditions to the Merger; and

WHEREAS, the respective Boards of Directors of EWMS, MergerSub and FAS have adopted resolutions approving this Agreement; and

WHEREAS, the terms used in this Agreement shall have the meanings respectively ascribed to them in Exhibit J hereto.

NOW, THEREFORE, the parties hereto hereby adopt the above recitals and agree as follows:


                                    ARTICLE I
  NAME OF SURVIVING CORPORATION, CERTIFICATE OF INCORPORATION AND BY-LAWS, BOARD
      OF DIRECTORS AND OFFICERS.ARTICLE I     NAME OF SURVIVING CORPORATION,
   CERTIFICATE OF INCORPORATION AND BY-LAWS, BOARD OF DIRECTORS AND OFFICERS.

     1.01     NAME  OF  SURVIVING  CORPORATION1.01     Name  of  Surviving
Corporation. The corporation which shall survive the Merger Merger contemplated hereby is EWMS which shall be governed under the laws of the State of Delaware. The name of the Surviving Corporation shall be changed to FAS Wealth Management Services, Inc.

     1.02 CERTIFICATE OF INCORPORATION AND BY-LAWS1.02 Certificate of Incorporation and By-Laws. The Articles of Incorporation as defined in the
Section 607.0202 of the Florida Business Corporation Act and the By-Laws of EWMS as in effect at the Effective Time (as defined in Section 3.02) shall from and after the Effective Time be the Certificate of Incorporation and the By-Laws of the Surviving Corporation until they are amended.

     1.03 BOARD OF DIRECTORS AND OFFICERS1.03 Board of Directors and Officers. The individuals respectively designated by EWMS and FAS and identified on Exhibit C to this Agreement, which Exhibit shall be attached to a certificate signed by both parties and made a part of this Agreement no later than the time of mailing the Prospectus/Information Statement (as hereinafter defined) to the stockholders of EWMS, and which individuals shall be identified in the Prospectus/Information Statement as such, shall comprise all of the members of the Board of Directors of FAS at the Effective Time. The individuals identified on Exhibit D to this Agreement shall comprise all of the senior officers of FAS at the Effective Time and shall hold the positions set forth opposite their names.


                                   ARTICLE II
    STATUS AND CONVERSION OF SECURITIESARTICLE II     STATUS AND CONVERSION OF
                                   SECURITIES

2.01     STOCK  OF  EWMS  AND  FAS.2.01     Stock  of  EWMS  and  FAS.

     (a) EWMS Common Stock(a) EWMS Common Stock. All of the outstanding shares of Common Stock, par value $.002 per share, of EWMS ("EWMS Common StockEWMS Common Stock") outstanding at the Effective Time shall, subject to compliance with Section 2.01 (b), be converted into and exchanged for the number of shares of Class A common stock (as defined below) and Class B common stock (as defined below), par value $.001 per share of FAS (collectively the "FAS Common StockFAS Common Stock") set out in Exhibit A, except that shares of EWMS Common Stock held in EWMS's treasury at the Effective Time shall be cancelled.

(i) Holders of Class A Common Stock ("Class A Common StockClass A Common Stock") are entitled to one vote per share on all matters to be voted upon by the shareholders. Except as otherwise provided by law, the holders of shares of
     Common Stock vote as one class. Shares of Common Stock do not have preemptive rights, cumulative voting rights, conversion rights or other subscription rights. Except, the holders of Class A Common Stock AND Class B Common Stock issued to the stockholders of EWMS in the Merger are entitled to additional shares of Class A Common Stock in the event of conversion of any or all shares of Class A Convertible Exchangeable Preferred Stock or Class B
Convertible Exchangeable Preferred Stock (collectively, the "Preferred StockPreferred Stock"). The number of additional shares issuable ratably to the holders of Class A Common Stock and Class B Common Stock issued to the stockholders of EWMS in the Merger, or their successors, is an amount such that the percentage of the total of all such shares of Common Stock will be the same before and after the conversion of the Preferred Stock. In the event of a liquidation, dissolution or winding up of FAS, the holders of Common Stock share ratably in all assets remaining after payment of liabilities, subject to prior liquidation rights of preferred stock, if any, then outstanding.

(ii) Holders of Class B Common Stock ("Class B Common Stock"Class B Common Stock) are entitled to 50 votes per share on all matters to be voted upon by the shareholders. Shares of Class B Common Stock convert to shares of Class A Common Stock in certain circumstances, including (i) upon a sale or other transfer, except to specified family members as defined in the Stockholders Agreement referred to in Section 7.03(f), (ii) at the time the holder of such shares of Class B Common Stock ceases to be affiliated with FAS, (iii) upon the death of the holder, and (iv) upon the sale of such shares in a registered public offering. The conversion from Class B Common Stock to Class A Common Stock may be waived by a majority of the Class B Common Stock held by persons other than the persons for whose benefit the waiver is requested.

          (b)     Dissenters  Rights(b)     Dissenters  Rights.  Notwithstanding
Section 2.01(a) no shares of FAS Common Stock shall be issued in respect of any shares of EWMS Common Stock, the holders of which shall object to the Merger in writing and demand payment of the value of their shares pursuant to Section
607.1302 of the Florida Business Corporation Act and as a result payment therefore is made, such holders to have only the rights provided by such Section.

          (c) Surrender and Exchange of EWMS Common Stock(c) Surrender and Exchange of EWMS Common Stock. After the Effective Time, each holder of an outstanding certificate or certificates (the "Old CertificatesOld Certificates") theretofore representing shares of EWMS Common Stock, upon surrender thereof to FAS, shall be entitled to receive and exchange therefore a certificate or certificates (the "New CertificatesNew Certificates"), which FAS agrees to make available at the Effective Time, representing the number of whole shares of FAS Common Stock into and for which the shares of EWMS Common Stock theretofore represented by such surrendered Old Certificates have been converted. No certificates or scrip for fractional shares of FAS Common Stock will be issued, no FAS stock split or dividend shall relate to any fractional share interest and no such fractional share interest shall entitle the owner thereof to vote or to any rights of a stockholder of FAS.

          (d) Transfer Taxes(d) Transfer Taxes. If any New Certificate is to be issued in a name other than that in which the Old Certificate surrendered for exchange is issued, the Old Certificate so surrendered shall be properly endorsed and otherwise in proper form for transfer and the person requesting such exchange shall pay to FAS any transfer or other taxes required by reason of the issuance of the New Certificate in any name other than that of the registered holder of the Old Certificate surrendered, or established to the satisfaction of FAS that such tax has been paid or is not payable.

          (e) EWMS Stock Transferees(e) EWMS Stock Transferees. As of the Effective Time, no transfer of the shares of EWMS Common Stock outstanding prior to the Effective Time shall be made on the stock transfer books of the Surviving Corporation. If, after the Effective Time, Old Certificates are presented to FAS or the Surviving Corporation, they shall be exchanged pursuant to Section 2.01(c).

     2.02     ASSUMPTION  OF  EMPLOYMENT  AGREEMENTS2.02     Assumption  of
Employment Agreements. FAS shall assume in the Merger all employment, compensation, and benefit agreements and plans relating to employees of EWMS, including without limitation, all employment contracts, change of control agreements, severance, and indemnity agreements with such employees and former employees, all EWMS employee benefit plans, all grants and awards under EWMS 1995 Stock Option Plan relating to current EWMS employees; and any other agreements or obligations set forth in Schedule 6.

     2.03 CAPITAL STOCK OF FAS2.03 Capital Stock of FAS. All issued and outstanding shares of capital stock of FAS, whether outstanding or held in the treasury of FAS, shall continue unchanged as shares of capital stock. All outstanding FAS warrants and FAS stock options shall continue unchanged as securities of FAS.

     2.04 CAPITAL STOCK OF MERGERSUB2.04 Capital Stock of MergerSub. All shares of capital stock of MergerSub outstanding at the Effective Time shall be converted into and exchanged for 100 shares of common stock of the Surviving Corporation and any shares of capital stock of MergerSub held in its treasury shall be cancelled.


                                   ARTICLE III
   STOCKHOLDER APPROVAL, BOARD OF DIRECTORS' RECOMMENDATIONS, FILINGS, EFFECTIVE
         TIME.  ARTICLE III     STOCKHOLDER APPROVAL, BOARD OF DIRECTORS'
                    RECOMMENDATIONS, FILINGS, EFFECTIVE TIME.

     3.01 STOCKHOLDER APPROVALS, BOARD OF DIRECTOR'S RECOMMENDATIONS3.01 Stockholder Approvals, Board of Director's Recommendations. A notice to the Stockholder of EWMS shall be provided in accordance with the Florida Business
Corporation Act, as amended, as promptly as possible, stating, among other things, the adoption and approval of this Agreement, the Merger and the other transactions contemplated hereby. Subject to its fiduciary duty to stockholders, the board of directors of EWMS and Stockholder shall adopt and approve this Agreement, the Merger and the other transactions contemplated hereby.

     3.02 FILING, EFFECTIVE TIME3.02 Filing, Effective Time. As soon as practical after the adoption and approval of this Agreement, the Merger and the other transactions contemplated hereby, appropriate certificates of merger in the form required by Section 607.1105 of the Florida Business Corporation Act, as amended, shall be executed and filed in the office of the Secretary of State of the State of Florida and filed and recorded with the Secretary of State of the State of Delaware as provided in Section 251 of the General Corporation Laws of Delaware at which time the Merger shall become effective (the "Effective TimeEffective Time").


                                   ARTICLE IV
        CERTAIN EFFECTS OF MERGERARTICLE IV     CERTAIN EFFECTS OF MERGER

     At the Effective Time, the separate existence of MergerSub shall cease. MergerSub shall be merged with and into EWMS, the Surviving Corporation, in accordance with the provisions of this Agreement. Thereafter, the Surviving Corporation shall possess all the rights, privileges, powers and franchises of, a public as well as of a private nature, and shall be subject to all the restrictions, disabilities and duties of each of the Constituent Corporations and all and singular; the rights, privileges, powers and franchises of each of the Constituent Corporations, and all property, real, personal and mixed, and all debts due to either of them on whatever account, shall be vested in the Surviving Corporation; and all property, rights, privileges, powers and franchises, and all and every other interest shall be thereafter an effectually the property of Surviving Corporation, as they were of the respective Constituent Corporations, and the title to any real estate whether by deed or otherwise vested in either of the Constituent Corporations, shall not revert to be in any way impaired by reason of the Merger; buy all rights of creditors and all liens upon any property of the parties hereto, shall be preserved unimpaired, and all debts, liabilities and duties of the respective Constituent Corporations shall thenceforth attach to the Surviving Corporation, and may be enforced against it to the same extent as if said debts, liabilities and duties had been incurred or contracted by it.

     MergerSub agrees that it will execute and deliver, or cause to be executed and delivered, all such deeds, assignments and other instruments, and will take or cause to be taken such further or other action as Surviving Corporation may deem necessary or desirable in order to vest in and confirm to the Surviving Corporation title to and possession of all the property rights, privileges, immunities, powers, purposes and franchises, and all and every other interest, of MergerSub and otherwise to carry out the intent and purposes of this Agreement.


                                    ARTICLE V
   REPRESENTATIONS AND WARRANTIESARTICLE V     REPRESENTATIONS AND WARRANTIES

     5.01 REPRESENTATIONS AND WARRANTIES OF EWMS 5.01 Representations and Warranties of EWMS. EWMS as a material inducement to FAS and MergerSub to enter into this Agreement and consummate the transactions contemplated hereby, make the following representations and warranties to FAS and MergerSub, which representations and warranties will be true and correct in all material respects at the Effective Time:

          (a)     Security  Holders(a)     Security  Holders.  The  stockholders
listed on Exhibit "A" are the only owners, of record and beneficially, of all of the issued and outstanding shares of EWMS Common Stock.

          (b) Financial Statements(b) Financial Statements. EWMS has delivered audited financial statements of EWMS at December 31, 1996 and December 31, 1997, including balance sheets and income statements and statements of cash flows (collectively the "Financial Statements").

          To the best of EWMS's knowledge and belief, the Financial Statements fairly and accurately present the financial condition of EWMS as of the date thereof and the consolidated results of its operations for the period covered; and have been prepared in accordance with generally accepted accounting principles, consistently applied, except as otherwise stated therein; and the books and records, financial and others, of EWMS are in all material respects complete and correct and have been maintained in accordance with good business and accounting practices.

          (c)     Undisclosed  Liabilities(c)     Undisclosed  Liabilities.
Except as set forth in Schedule 1, at the Effective Time: (i) EWMS is aware of no liabilities or obligations of any nature, fixed or contingent, matured or unmatured, which are not shown or otherwise provided for in the Financial Statements except for liabilities and obligations arising in the ordinary course of business, none of which is materially adverse; and (ii) to the best of EWMS's knowledge and belief, no reserves have been established by EWMS and, therefore, are not set forth in the Financial Statements.

          (d) Absence of Changes(d) Absence of Changes. Except as set forth in Schedule 2, since the date of the Financial Statements, to the best of EWMS's knowledge and belief, the business of EWMS has been operated in the ordinary course and there has not been:

          (i) Any material adverse change in the condition (financial or otherwise), assets, liabilities, earnings, net worth, business or prospects of EWMS for such period, in the aggregate, or at any time during such period;

          (ii) Any damage, destruction or loss (whether or not covered by insurance) materially adversely affecting EWMS or its businesses;

          (iii) Any declaration, setting aside, or payment of any dividend or other distribution in respect of any shares of capital stock of EWMS, or any direct or indirect redemption, purchase or other acquisition of any such stock;

          (iv) Any issuance or sale by EWMS or agreement to sell any of its securities; or

          (v) Any statute, rule, regulation or order adopted (including orders of regulatory authorities with jurisdiction over EWMS or its business) which materially adversely affects EWMS or its business.

          (e) Litigation and Claims(e) Litigation and Claims. Except as set forth in Schedule 3, or in the Financial Statements; EWMS is aware of no actions, suits, claims, investigations or legal or administrative or arbitration proceedings pending or threatened against EWMS, its assets or business, whether at law or in equity, or before or by any Federal, state, municipal, local, foreign or other governmental department, commission, board, bureau, agency or instrumentality; nor does EWMS know of a threat of such litigation or any basis for any such action, suit, claim, investigation or proceeding.

          (f) NASD Membership, Compliance, Governmental Authorizations(f) NASD Membership, Compliance, Governmental Authorizations. Except as set forth in Schedule 4, EWMS is a member in good standing of the National Association of Securities Dealers, Inc., ("NASDNASD")is registered with the U.S. Securities and Exchange Commission ("SECSEC") as a broker-dealer, has complied with all Federal, state, local or foreign laws, ordinances, regulations and orders applicable to its business, including without limitation, Federal and state securities laws which, if not complied with, would materially and adversely affect the business of EWMS, and EWMS has all Federal, state, local and foreign governmental licenses and permits necessary in the conduct of its business, and such licenses and permits or exemptions are in full force and effect, and EWMS knows of no violations of any such licenses, permits or exemptions and no proceedings are pending or threatened to revoke or limit the use of such licenses, permits or exemptions.

     (g) Due Organization and Qualification(g) Due Organization and Qualification. EWMS is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida, and is qualified to do business and is in good standing in each state where it is required to be so qualified and such qualification is material to its business. EWMS has the power to own its properties and assets and to carry on its business as now presently conducted.

          (h)     Tax  Matters(h)     Tax  Matters.  Except  as  set  forth  in
Schedule 5, EWMS has filed all federal, state and local tax or related returns and reports due or required to be filed, which reports accurately reflect in all material respects the amount of taxes due. EWMS has paid all amounts of taxes or assessments which would be delinquent if not paid as of the date of this Agreement, other than taxes or charges being contested in good faith or not yet finally determined.

          (i) Material Agreements and Employment Contracts(i) Material Agreements and Employment Contracts. Schedule 6 contains a true and complete list and brief description of all written or oral contracts, agreements (including employment agreements), mortgages, obligations, understandings, arrangements, restrictions, and other instruments to which EWMS is a party or by which EWMS or its assets may be bound. True and correct copies of all items set forth on Schedule 6 have been or will be made available to FAS and MergerSub prior to Closing. Except as set forth in Schedule 6, there are no "employee pension benefit plans" as defined in Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), covering employees (or former employees), maintained or contributed to by EWMS or any of its Subsidiaries or any of their ERISA Affiliates (as hereinafter defined), or to which EWMS or any of its Subsidiaries or any of their ERISA Affiliates contributes or is obligated to make payments thereunder or otherwise may have any liability ("EWMS Pension Benefit Plans"). For purposes of this Agreement, "ERISA Affiliate" shall mean any person (as defined in Section 3(9) of ERISA) that is a member of any group of persons described in Section 414(b), (c), (m) or (o) of the Code, which includes the referent person, or its Subsidiaries. No event has occurred which (whether with or without notice, lapse of time or the happening or occurrence of any other event) would constitute a default under any of the agreements set forth in Schedule 6.

          (j) Title to Property and Related Matters(j) Title to Property and Related Matters. EWMS has good and marketable title to all the properties, interests in properties and assets, real, personal and mixed, reflected as being owned by it on the Financial Statements or acquired by them after the date of the Financial Statements, of any kind or character, free and clear of any liens or encumbrances, except (i) those referred to in the notes to the Financial Statements, (ii) those set forth in Schedule 7, and (iii) liens for current taxes not yet delinquent. Except as set forth in said Schedule 7 and except for matters which may arise in the ordinary course of business, EWMS's assets are in good operating condition and repair. To the best of knowledge of EWMS, there does not exist any condition that materially interferes with the use thereof in the ordinary course of EWMS's business.

          (k)     Corporate  Records(k)     Corporate  Records.  The  corporate
minute books, and other documents and records of EWMS are complete and correct. FAS and MergerSub shall have the right to review all corporate records of EWMS prior to the Effective Time.

          (l)     Licenses,  Trademarks  and  Trade  Names(l)     Licenses,
Trademarks and Trade Names. Schedule 8 contains a true and complete list of all licenses and all trademarks, trade names, service marks, copyrights, know-how, patents and applications for any of the foregoing owned by or registered in the name of EWMS. There is no pending or threatened claim or litigation against EWMS contesting the right to use any of the trademarks, trade names and know-how or the validity of any of the licenses, copyrights and patents listed on
Schedule 8, or asserting the misuse of any thereof, nor has there ever been any such claim or litigation.

          (m)     Corporate  Authority(m)     Corporate  Authority.  EWMS  is
authorized to enter into this Agreement and has taken all corporate action necessary to authorize the execution of this Agreement and consummation of the transactions contemplated herein. The execution, delivery and performance of this Agreement by EWMS will not be in conflict with or constitute a default under any provisions of applicable law, EWMS's Certificate of Incorporation or By-Laws, or any agreement or instrument to which EWMS is a party or by which it or its assets are bound.

          (n) Binding Obligation of EWMS(n) Binding Obligation of EWMS. This Agreement constitutes a valid and binding agreement of EWMS, enforceable in accordance with its terms except as such enforcement may be limited by applicable bankruptcy, insolvency, moratorium, and other similar laws relating to, limiting or affecting the enforcement of creditors rights generally; and neither the execution and delivery of this Agreement nor the consummation by EWMS of the transactions contemplated hereby, nor compliance with any of the provisions hereof, will violate any statute, law, rule or regulation or any order, writ, injunction or decree of any court or governmental authority, or violate or conflict with or constitute a default under (or give rise to any right of termination, cancellation or acceleration under) the terms or conditions or provisions of any note, bond, lease, mortgage, obligation, agreement, understanding, arrangement or restriction of any kind to which EWMS is a party or by which EWMS or its properties may be bound.

          (o)     Capitalization(o)     Capitalization.  The  authorized
capitalization of EWMS is as set forth in the Financial Statements. Except as set forth in said Schedule 9, there are no outstanding or presently authorized securities, warrants, preemptive rights, subscription rights, options or related commitments of any nature to issue any of EWMS's securities which are not reflected in the Financial Statements or in Schedule 9.

          (p) Full Disclosure(p) Full Disclosure. EWMS has, and at the Effective Time will have, disclosed to FAS all events, conditions and facts materially affecting the business and prospects of EWMS which are known to EWMS and EWMS has not and will not have, at the Effective Time, withheld disclosure of any events, conditions, or facts which it may have knowledge of, or have reasonable grounds to know, may materially, adversely affect the business and prospects of EWMS.

     (q) Registration Statement, Prospectus/Information Statement(q) Registration Statement, Prospectus/Information Statement.. None of the information supplied by EWMS for inclusion or incorporation by reference in the registration statement under the Securities Act registering FAS Common Stock to be issued at the Effective Time (such registration statement as amended by any amendments thereto being referred to herein as the "Registration StatementRegistration Statement") or the Prospectus/Information Statement to be sent to the stockholders of EWMS in connection with the Merger, including all amendments and supplements thereto, shall, in the case of the Registration Statement, at (i) the time the Registration Statement becomes effective, (ii) the Closing, (iii) the Effective Time, (iv) in the case of the Prospectus/Information Statement, on the date or dates the Prospectus/Information Statement is first mailed to FAS and EWMS stockholders,
(v) at the Closing, and (vi) at the Effective Time, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading. If at any time prior to the Effective Time any event with respect to EWMS shall occur which is required to be described in the Registration Statement or the Prospectus/Information Statement, such event shall be so described, and after due consultation with FAS, an amendment or supplement shall be promptly filed with the SEC and, as required by law, disseminated to the stockholders of EWMS and FAS. The Registration Statement and the Prospectus/Information Statement will (with respect to EWMS) comply as to form in all material respects with the applicable provisions of the Securities Act and the Securities Exchange Act, as the case may be.

     (r) Finders or Brokers. (r) Finders or Brokers Except as set forth in Schedule 6, neither EWMS nor any Subsidiary of EWMS has employed any investment banker, broker, finder or intermediary in connection with the transactions contemplated hereby who might be entitled to a fee or any commission the receipt of which is conditioned in whole or part upon consummation of the Merger.

     (s) SEC Filings. (s) SEC Filings (i) EWMS has filed with the SEC all required forms, reports and documents required to be filed by it with the SEC since December 31, 1993 (collectively, the "EWMS SEC ReportsEWMS SEC Reports"), all of which, when filed, complied as to form in all material respects with the applicable provisions of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder ("Securities ActSecurities Act")and the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder ("Exchange ActExchange Act"), as the case may be. As of their respective dates EWMS SEC Reports (including documents included as exhibits thereto or incorporated by reference therein) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

     (ii) EWMS will deliver to FAS as soon as they become available true and complete copies of any report or statement mailed by EWMS to its security holders generally or filed by it with the SEC, in each case subsequent to the date hereof and prior to the Effective Time. As of their respective dates, such reports and statements (excluding any information therein provided by FAS, as to which EWMS makes no representation) will comply as to form in all material respects with the applicable provisions of the Securities Act and the Exchange Act, will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they are made, not misleading, and will further comply in all material respects with all applicable requirements of law. The audited consolidated financial statements and unaudited consolidated interim financial statements of EWMS and its Subsidiaries to be included or incorporated by reference in such reports and statements will be prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods involved, and in accordance with all applicable accounting requirements under the Securities Act and the Exchange Act, and will fairly present the consolidated financial position of EWMS and its Subsidiaries as of the dates thereof and the consolidated results of operations and consolidated cash flow for the periods then ended (subject, in the case of any unaudited interim financial statements, to normal year-end adjustments and to the extent they may not include footnotes or may be condensed or summary statements).

          (t)     Employment  Agreements(t)     Employment Agreements.  EWMS has
entered  into  no  employment agreements, except those identified on Schedule 6.

          (u) Share Ownership(u) Share Ownership. To the best knowledge of EWMS, the shares of EWMS Common Stock are owned, of record and beneficially, as specified on Exhibit "A", free and clear of all liens and encumbrances of any kind and nature, and have not been sold, pledged, assigned or otherwise transferred except pursuant to this Agreement.

          (v) Approvals Required(v) Approvals Required. To the best knowledge of EWMS no approval, authorization, consent, order or other action of, or filing with, any person, firm or corporation or any court is required in connection with the execution and delivery by EWMS of this Agreement or the consummation of the transactions described herein, except as disclosed herein and, except to the extent that the parties are required to obtain approval by any governmental authority or administrative agency or to file reports in accordance with relevant regulations under Federal and state securities and tax laws.

     5.02 REPRESENTATIONS AND WARRANTIES OF STOCKHOLDER5.02 Representations and Warranties of Stockholder. Stockholder, as a material inducement to FAS and MergerSub to enter into this Agreement and consummate the transactions contemplated hereby, makes the following representations and warranties to FAS and MergerSub, which representations and warranties will be true and correct in all material respects at the Effective Time:

          (a)     Undisclosed  Liabilities(a)     Undisclosed  Liabilities.
Except as set forth in Schedule 1, at the Effective Time, Stockholder is aware of no liabilities or obligations of any nature, fixed or contingent, matured or unmatured, which are not shown or otherwise provided for in the Financial Statements except for liabilities and obligations arising in the ordinary course of business, none of which is materially adverse.

          (b) Binding Obligation of Stockholder(b) Binding Obligation of Stockholder. This Agreement constitutes a valid and binding agreement of Stockholder, enforceable in accordance with its terms except as such enforcement may be limited by applicable bankruptcy, insolvency, moratorium, and other similar laws relating to, limiting or affecting the enforcement of creditors rights generally.

          (c) Full Disclosure(c) Full Disclosure. Stockholder has, and at the Effective Time will have, disclosed to FAS all events, conditions and facts materially affecting the business and prospects of EWMS which are known to Stockholder and Stockholder has not and will not have, at the Effective Time, withheld disclosure of any events, conditions, or facts which he may have knowledge of, or have reasonable grounds to know, may materially, adversely affect the business and prospects of EWMS.

     (d) Registration Statement, Prospectus/Information Statement(d) Registration Statement, Prospectus/Information Statement.. None of the information supplied by Stockholder for inclusion or incorporation by reference in the registration statement under the Securities Act registering FAS Common Stock to be issued at the Effective Time (such registration statement as amended by any amendments thereto being referred to herein as the "Registration StatementRegistration Statement") or the Prospectus/Information Statement to be sent to the stockholders of EWMS in connection with the Merger, including all amendments and supplements thereto, shall, in the case of the Registration Statement, at (i) the time the Registration Statement becomes effective, (ii) the Closing, (iii) the Effective Time, (iv) in the case of the Prospectus/Information Statement, on the date or dates the Prospectus/Information Statement is first mailed to FAS and EWMS stockholders,
(v) at the Closing, and (vi) at the Effective Time, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading.

     (e) Finders or Brokers. (e) Finders or Brokers Except as set forth in Schedule 6, EWMS has not employed any investment banker, broker, finder or intermediary in connection with the transactions contemplated hereby who might be entitled to a fee or any commission the receipt of which is conditioned in whole or part upon consummation of the Merger.

          (f)     Stockholder  Authority(f)     Stockholder  Authority.
Stockholder has the full right, power and authority to execute and deliver this Agreement and perform his obligations hereunder.

     5.03 REPRESENTATIONS AND WARRANTIES OF FAS AND MERGERSUB5.03 Representations and Warranties of FAS and MergerSub. FAS and MergerSub, as a material inducement to EWMS and Stockholder to enter into this Agreement and consummate the transactions contemplated hereby, make the following representations and warranties to EWMS and Stockholder, which representations are true and correct at this date, and will be true and correct on the Effective Time as though made on and as of such date:

          (a) Shares of FAS Common Stock(a) Shares of FAS Common Stock. The New Certificates to be delivered to the Stockholder and EWMS Shareholders at Closing will be valid and legally issued shares of FAS Common Stock of FAS, free and clear of all liens, encumbrances, and preemptive rights, and will be fully-paid and non-assessable shares.

          (b) Due Authorization and Qualification(b) Due Authorization and Qualification. This Agreement has been duly authorized, executed, and delivered by FAS and MergerSub, and constitutes a legal, valid, and binding obligation of FAS and MergerSub, enforceable in accordance with its terms; no consent of any federal, state, municipal or other governmental authority is required by FAS or MergerSub for the execution, delivery or performance of this Agreement by FAS and MergerSub; no consent of any party to any contract or agreement to which FAS or MergerSub is a party or by which any of their respective property or assets are subject is required for the execution, delivery or performance of this Agreement by FAS and MergerSub.

          (c)     Financial  Statements(c)     Financial  Statements.  FAS  has
delivered to EWMS and Stockholder its pro forma compiled opening balance sheet (the "StatementsStatements"). The Statements fairly and accurately reflect the financial condition of FAS as of the dates thereof and the results of operations for the periods reflected therein. The Statements have been prepared in accordance with generally accepted accounting principles, consistently applied, except as otherwise stated therein; and the books and records, financial and others, of FAS are in all material respects complete and correct and have been maintained in accordance with good business and accounting practices.

          (d)     Undisclosed  Liabilities(d)     Undisclosed  Liabilities.
Except as set forth in Schedule 10, FAS: (i) has no material liabilities or obligations of any nature, fixed or contingent, matured or unmatured, which are not shown or otherwise provided for in the Statements; and (ii) all reserves established by FAS and set forth in the Statements are adequate and there are no material loss contingencies (as such term is used in Statement of Financial Accounting Standard No. 5 of the Financial Accounting Standards Board) which are not adequately provided for.

          (e) Absence of Changes(e) Absence of Changes. Except as set forth in Schedule 11, since the date of the Statements, to the best of FAS's and MergerSub's and FAS Founder's knowledge and belief, the business of FAS or MergerSub has been operated in the ordinary course and there has not been:

          (i) Any material adverse change in the condition (financial or otherwise), assets, liabilities, earnings, net worth, business or prospects of FAS and MergerSub for such period, in the aggregate, or at any time during such period;

          (ii) Any damage, destruction or loss (whether or not covered by insurance) materially adversely affecting FAS or MergerSub or their respective businesses;

          (iii) Any declaration, setting aside, or payment of any dividend or other distribution in respect of any shares of capital stock of FAS and MergerSub, or any direct or indirect redemption, purchase or other acquisition of any such stock;

          (iv) Any issuance or sale by FAS or MergerSub or agreement to sell any of their respective securities; or

          (v) Any statute, rule, regulation or order adopted (including orders of regulatory authorities with jurisdiction over FAS or MergerSub or their respective businesses) which materially adversely affects FAS or MergerSub or their respective businesses.

          (f) Litigation and Claims(f) Litigation and Claims. Except as set forth in Schedule 12, or in the Statements; there are no material actions, suits, claims, investigations or legal or administrative or arbitration proceedings pending or threatened against FAS, its assets or business, whether at law or in equity, or before or by any Federal, state, municipal, local, foreign or other governmental department, commission, board, bureau, agency or instrumentality; nor does FAS know or have any reason to know of a threat of such litigation or any basis for any such action, suit, claim, investigation or proceeding which could materially and adversely affect the business or properties of FAS.

          (g) Due Organization and Qualification(g) Due Organization and Qualification. FAS is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, is qualified to business and in good standing in each state where it is required to be qualified and such qualification is material and has the corporate power to own its property and to carry on its business as now being conducted. The Restated Certificate of Incorporation and By-Laws of FAS, as in effect on the Effective Time, have been delivered to EWMS and are made a part hereof.

          (h) Tax Matters(h) Tax Matters. FAS has filed all Federal, state and local, tax or related returns and reports due or required to be filed, which reports accurately reflect in all material respects the amount of taxes due. FAS has paid all taxes or assessments which have become due, other than taxes or charges being contested in good faith or not finally determined.

          (i) Breach of Agreements(i) Breach of Agreements. FAS has not breached, or is there any pending or threatened claims or any legal basis for a claim that FAS has breached, nor has an event occurred which with the passing of time would constitute a breach of any of the terms or conditions of any agreements, contracts or commitments to which FAS is a party or by which FAS or its assets are bound. The execution, delivery and performance of this Agreement by FAS will not be in conflict with or constitute a default under any provisions of applicable law, FAS's Certificate of Incorporation or By-Laws, or any agreement or instrument to which FAS is a party or by which it or its assets are bound.

          (j)     Capitalization(j)     Capitalization.  The  authorized
capitalization  of  FAS  and  MergerSub  are  as set forth in the Statements and
Schedule 17. Except as set forth in the Statements or in Schedule 15, there are no outstanding or presently authorized securities, warrants, preemptive rights, subscription rights, options or related commitments of any nature to issue any of FAS's securities which are not reflected in the Statements or in Schedule 15. All outstanding shares of capital stock have been duly authorized, validly issued, and are fully-paid and non-assessable, and all such shares were issued in compliance with all applicable federal and state securities laws. Except as set forth in the statements or in Schedule 15 and except for the issuances of securities referred to in this Agreement between FAS, MergerSub, EWMS and Stockholder with respect to the merger of EWMS, there are no outstanding or presently authorized securities, warrants, preemptive rights, subscription rights, options or related commitments of any nature to issue any of FAS's securities.

          (k) Full Disclosure(k) Full Disclosure. FAS has, and at the Effective Time will have, disclosed to EWMS and Stockholder all events, conditions and facts materially affecting the business and prospects of FAS; and FAS has not and will not have, at the Effective Time, withheld disclosure of any events, conditions, and facts which it may have knowledge of, or have reasonable grounds to know may materially, adversely affect the business and prospects of FAS.

          (l) Title to Property and Related Matters(l) Title to Property and Related Matters. FAS and MergerSub have good and marketable title to all the properties, interests in properties and assets, real, personal and mixed, reflected as being owned by them on the Statements or acquired by them after the date of the Statements, of any kind or character, free and clear of any liens or encumbrances, except (i) those referred to in the notes to the Statements, (ii) those set forth in Schedule 14, and (iii) liens for current taxes not yet delinquent. Except as set forth in said Schedule 14 and except for matters which may arise in the ordinary course of business, FAS and MergerSub's assets are in good operating condition and repair. To the best of knowledge of FAS and MergerSub, there does not exist any condition that materially interferes with the use thereof in the ordinary course of FAS's or MergerSub's respective businesses.

          (m)     Compliance,  Governmental  Authorization(m)     Compliance,
Governmental Authorization. Except as set forth in Schedule 14 hereto, FAS has complied in all respects with all Federal, state, local, or foreign laws, ordinances, regulations, and orders applicable to its business, including without limitation Federal and state securities laws applicable to all offerings prior to the Effective Time. FAS has all Federal, state, local and foreign governmental licenses and permits material to and necessary in the conduct of its business, and such licenses and permits or exemptions are in full force and effect, and FAS knows of no violations of any such licenses, permits or exemptions, and no proceedings are pending or threatened to revoke or limit the use of such licenses, permits or exemptions.

          (n)     Brokerage  Fees(n)     Brokerage  Fees.  FAS has not incurred,
nor will it incur, any liability for brokerage or finder's fees or similar charges in connection with this Agreement or any of the transactions contemplated hereby.

          (o) Public Statements(o) Public Statements. FAS will deliver to EWMS's management any public documents which report the completion of this transaction so that EWMS's management can review and, if acceptable, approve the descriptions contained therein of EWMS and the terms of the transactions accomplished by this Agreement;

          (p)     Regulatory  Filings(p)     Regulatory  Filings.  FAS  will
deliver to EWMS's management, with a copy to its counsel (at the addresses set forth herein), all reports, registration statements and other documents, as filed with the Securities and Exchange Commission and or National Association of Securities Dealers, Inc.;

     (q)     Material  Agreements  and  Employment  Contracts(q)     Material
Agreements and Employment Contracts. Schedule 16 contains a true and complete list and brief description of all written or oral contracts, agreements (including employment agreements), obligations, understandings, arrangements, restrictions, and other instruments to which FAS is a party or by which FAS or its assets may be bound. True and correct copies of all items set forth on
Schedule 16 have been or will be made available to EWMS and Stockholder prior to Closing. Except as set forth in Schedule 16, there are no "employee pension benefit plans" as defined in Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), covering employees (or former employees), maintained or contributed to by FAS or any of its Subsidiaries or any of their ERISA Affiliates (as hereinafter defined), or to which FAS or any of its Subsidiaries or any of their ERISA Affiliates contributes or is obligated to make payments thereunder or otherwise may have any liability ("FAS Pension Benefit Plans"). For purposes of this Agreement, "ERISA Affiliate" shall mean any person (as defined in Section 3(9) of ERISA) that is a member of any group of persons described in Section 414(b), (c), (m) or (o) of the Code that includes the referent person or its Subsidiaries. No event has occurred which (whether with or without notice, lapse of time or the happening or occurrence of any other event) would constitute a default under any of the agreements set forth in Schedule 16.

     (r) Corporate Records(r) Corporate Records. The corporate minute books, and other documents and records of FAS and MergerSub are complete and correct. EWMS shall have the right to review all corporate records of FAS and MergerSub prior to the Effective Time.

          (s)     Corporate  Authority(s)     Corporate  Authority.  FAS  and
MergerSub are authorized to enter into this Agreement and have taken all corporate action necessary to authorize the execution of this Agreement and consummation of the transactions contemplated herein. The execution, delivery and performance of this Agreement by FAS and MergerSub will not be in conflict with or constitute a default under any provisions of applicable law, FAS and MergerSub's Certificates of Incorporation or By-Laws, or any agreement or instrument to which FAS or MergerSub are a party or by which it or its assets are bound.

          (t)     Binding  Obligation  of  FAS  and  MergerSub(t)     Binding
Obligation of FAS and MergerSub. This Agreement constitutes a valid and binding agreement of FAS and MergerSub and FAS Founder, enforceable in accordance with its terms except as such enforcement may be limited by applicable bankruptcy, insolvency, moratorium, and other similar laws relating to, limiting or affecting the enforcement of creditors rights generally; and neither the execution and delivery of this Agreement nor the consummation by FAS and MergerSub of the transactions contemplated hereby, nor compliance with any of the provisions hereof, will violate any statute, law, rule or regulation or any order, writ, injunction or decree of any court or governmental authority, or violate or conflict with or constitute a default under (or give rise to any right of termination, cancellation or acceleration under) the terms or conditions or provisions of any note, bond, lease, mortgage, obligation, agreement, understanding, arrangement or restriction of any kind to which FAS and MergerSub are a party or by which FAS and MergerSub or its properties may be bound. No consent or approval by any governmental authority is required in connection with the execution and delivery by FAS and MergerSub of this Agreement or the consummation of the transactions contemplated hereby.

     (u) Registration Statement, Prospectus/Information Statement(u) Registration Statement, Prospectus/Information Statement.. None of the information supplied by FAS or MergerSub for inclusion or incorporation by reference in the registration statement under the Securities Act registering FAS Common Stock to be issued at the Effective Time (such registration statement as amended by any amendments thereto being referred to herein as the "Registration StatementRegistration Statement") or the Prospectus/Information Statement to be sent to the stockholders of EWMS in connection with EWMS Special Meeting, including all amendments and supplements thereto, shall, in the case of the Registration Statement, at (i) the time the Registration Statement becomes effective, (ii) the Closing, (iii) the Effective Time, (iv) in the case of the Prospectus/Information Statement, on the date or dates the Prospectus/Information Statement is first mailed to FAS and EWMS stockholders,
(v) at the date or dates of EWMS Special Meeting, (vi) at the Closing, and (vii) at the Effective Time, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading. If at any time prior to the Effective Time any event with respect to FAS or MergerSub or any of its Subsidiaries shall occur which is required to be described in the Registration Statement or the Prospectus/Information Statement, such event shall be so described, and after due consultation with EWMS, an amendment or supplement shall be promptly filed with the SEC and, as required by law, disseminated to the stockholders of EWMS and FAS. The Registration Statement and the Prospectus/Information Statement will (with respect to FAS and MergerSub) comply as to form in all material respects with the applicable provisions of the Securities Act and the Securities Exchange Act, as the case may be.

     5.04 REPRESENTATIONS AND WARRANTIES OF FAS FOUNDER5.04 Representations and Warranties of FAS Founder. FAS Founder, as a material inducement to EWMS to enter into this Agreement and consummate the transactions contemplated hereby, makes the following representations and warranties to EWMS, which representations and warranties will be true and correct in all material respects at the Effective Time:

          (a)     Undisclosed  Liabilities(a)     Undisclosed  Liabilities.
Except as set forth in Schedule 10, at the Effective Time, FAS Founder is aware of no liabilities or obligations of any nature, fixed or contingent, matured or unmatured, which are not shown or otherwise provided for in the Financial Statements except for liabilities and obligations arising in the ordinary course of business, none of which is materially adverse.

          (b) Binding Obligation of FAS Founder (b) Binding Obligation of FAS Founder. This Agreement constitutes a valid and binding agreement of FAS Founder, enforceable in accordance with its terms except as such enforcement may be limited by applicable bankruptcy, insolvency, moratorium, and other similar laws relating to, limiting or affecting the enforcement of creditors rights generally.

          (c) Full Disclosure(c) Full Disclosure. FAS Founder has, and at the Effective Time will have, disclosed to EWMS and Stockholder all events, conditions and facts materially affecting the business and prospects of FAS; and FAS Founder has not and will not have, at the Effective Time, withheld disclosure of any events, conditions, and facts which he may have knowledge of, or have reasonable grounds to know may materially, adversely affect the business and prospects of FAS.

     (d) Registration Statement, Prospectus/Information Statement(d) Registration Statement, Prospectus/Information Statement.. None of the information supplied by FAS Founder for inclusion or incorporation by reference in the registration statement under the Securities Act registering FAS Common Stock to be issued at the Effective Time (such registration statement as amended by any amendments thereto being referred to herein as the "Registration StatementRegistration Statement") or the Prospectus/Information Statement to be sent to the stockholders of EWMS in connection with the Merger, including all amendments and supplements thereto, shall, in the case of the Registration Statement, at (i) the time the Registration Statement becomes effective, (ii) the Closing, (iii) the Effective Time, (iv) in the case of the Prospectus/Information Statement, on the date or dates the Prospectus/Information Statement is first mailed to FAS and EWMS stockholders,
(v) at the Closing, and (vi) at the Effective Time, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading.

     (e) Finders or Brokers. (e) Finders or Brokers Except as set forth in Schedule 6, FAS Founder has not employed any investment banker, broker, finder or intermediary in connection with the transactions contemplated hereby who might be entitled to a fee or any commission the receipt of which is conditioned in whole or part upon consummation of the Merger.

          (f)     FAS  Founder  Authority(f)     FAS  Founder  Authority.  FAS
Founder has the full right, power and authority to execute and deliver this Agreement and perform his obligations hereunder.


                                   ARTICLE VI
                        COVENANTSARTICLE VI     COVENANTS

     6.01     COVENANTS OF EWMS. 6.01     Covenants of EWMS  EWMS, as a material
inducement to FAS and MergerSub to enter into this Agreement and consummate the transactions contemplated hereby, covenant and agree as follows:

     (a)     Conduct  of  Business.  (a)     Conduct  of  Business  Except  as
contemplated by this Agreement or as expressly agreed to in writing by FAS, during the period from the date of this Agreement to the Effective Time, EWMS and its Subsidiaries will each conduct its operations according to its ordinary and usual course of business consistent with past practice, and will use all commercially reasonable efforts to preserve intact its business organization, to keep available the services of its officers and employees and to maintain satisfactory relationships with registered representatives, clearing firms, suppliers, customers and others having business relationships with it and will take no action which would adversely affect its ability to consummate the Merger or the other transactions contemplated hereby. Without limiting the generality of the foregoing, and except as otherwise expressly contemplated by this Agreement, prior to the Effective Time, neither EWMS nor any of its Subsidiaries will, without the prior written consent of FAS which shall not be unreasonably withheld:

     (i) amend its certificate of incorporation (or other applicable charter document) or By-laws;

     (ii) authorize for issuance, issue, sell, deliver, grant any options for, or otherwise agree or commit to issue, sell or deliver any shares of any class of capital stock of EWMS or its Subsidiaries or any securities convertible into or exchangeable or exercisable for shares of any class of capital stock of EWMS or its Subsidiaries, other than pursuant to and in accordance with the terms of EWMS Option Plans listed in Section 5.01(o);

     (iii) split, combine or reclassify any shares of its capital stock, declare, set aside or pay any dividend or other distribution (whether in cash, stock or property or any combination thereof) in respect of its capital stock or purchase, redeem or otherwise acquire any shares of its own capital stock or that of any of its Subsidiaries;

     (iv) except in the ordinary course of business and consistent with past practice (A) create, incur, assume, maintain or permit to exist any long-term debt or any short-term debt for borrowed money other than under existing lines of credit; (B) assume, guarantee, endorse or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other person except wholly owned Subsidiaries of EWMS; or (C) make any loans, advances or capital contributions to, or investments in, any other person;

     (v) (A) increase in any manner the compensation of any of its directors, officers or employees, except in the ordinary course of business and consistent with past practice; (B) pay or agree to pay any pension, retirement allowance or other employee benefit not required, or enter into or agree to enter into any agreement or arrangement with any of its past or present employees relating to any such pension, retirement allowance or other employee benefit, except as required under currently existing agreements, plans or arrangements; (C) grant any severance or termination pay to, or enter into any employment or severance agreement with, any of its past or present employees; (D) except to the extent permitted by the foregoing clause (A), enter into any contract, agreement or understanding with any of its past or present directors or officers; (E) except in the ordinary course of business and consistent with past practice or as may be required to comply with applicable law, become obligated (other than pursuant to any new or renewed collective bargaining agreement) under any new pension plan, welfare plan, multi-employer plan, employee benefit plan, benefit arrangement, or similar plan, arrangement or policy which was not in existence on the date hereof, including any bonus, incentive, deferred compensation, stock purchase, stock option, stock appreciation right, health or group insurance, severance pay, retirement or other benefit plan, agreement or arrangement, or employment or consulting agreement with or for the benefit of any person, or amend any of such plans or any of such agreements in existence on the date hereof; or (F) enter into any loan or loan guarantee, forgive any loan, extend the repayment terms, or otherwise modify any loan or extend any credit to any current or former officer, director, or employee.

     (vi) except in the ordinary course of business and consistent with past practice or as otherwise expressly contemplated hereby, sell, transfer, lease, license, pledge, mortgage, or otherwise dispose of, or encumber, or agree to sell, transfer, lease, license, pledge, mortgage or otherwise dispose of or encumber, any material properties, real, personal or mixed;

     (vii) except as otherwise expressly contemplated hereby, enter into any other agreements, commitments or contracts, except agreements, commitments or contracts for the purchase, sale or lease of goods or services in the ordinary course of business and consistent with past practice and having a term of no more than one year;

     (viii) authorize, recommend, propose or announce an intention to authorize, recommend or propose, or enter into any agreement in principle or an agreement with respect to, any plan of liquidation or dissolution, any acquisition of a material amount of assets or securities, any disposition of a material amount of assets or securities or any material change in its capitalization, or any entry into a material contract or any amendment or modification of any material contract or any release or relinquishment of any material contract rights not in the ordinary course of business and consistent with past practice except as expressly contemplated by this Agreement;

     (ix) except as previously approved by the Board of Directors of EWMS prior to the date hereof and as identified to FAS prior to the date hereof, authorize or commit to make capital expenditures in excess of $50,000;

     (x) permit any insurance policy naming it as a beneficiary or a loss payee to be canceled, terminated or materially altered, except in the ordinary course of business and consistent with past practice and following written notice to FAS;

     (xi) maintain its books and records in a manner not in the ordinary course of business or inconsistent with past practice;

     (xii) except in the ordinary course of business, enter into any hedging, option, derivative or other similar transaction;

     (xiii) change any assumption underlying, or method of calculating, any bad debt, contingency, provision or other reserve;

     (xiv) pay, discharge or satisfy any claims, liabilities or obligations (absolute, accrued, contingent or otherwise), other than the payment, discharge or satisfaction of liabilities (including accounts payable) in the ordinary course of business and consistent with past practice, or collect, or accelerate the collection of, any amounts owed (including accounts receivable) other than the collection in the ordinary course of business; or

     (xv)  agree  to  do  any  of  the  foregoing.

     (b) No Solicitation. (b) No Solicitation (i) EWMS agrees that subsequent to the execution date hereof and subject to subsection (ii) below, it shall not, and shall not authorize or permit any of its Subsidiaries or any of its or its Subsidiaries' directors, officers, employees, agents or representatives to, directly or indirectly, solicit, initiate, facilitate or encourage (including by way of furnishing or disclosing information) any merger, consolidation, other business combination involving EWMS or its Subsidiaries, acquisition of all or any substantial portion of the assets or capital stock of EWMS and its Subsidiaries taken as a whole, or inquiries or proposals concerning or which may reasonably be expected to lead to, any of the foregoing (an "EWMS Acquisition TransactionEWMS Acquisition Transaction") or negotiate, explore or otherwise communicate in any way with any third party (other than FAS or its affiliates) with respect to any EWMS Acquisition Transaction or enter into any agreement, arrangement or understanding requiring it to abandon, terminate or fail to consummate the Merger or any other transactions contemplated by this Agreement. EWMS shall be obligated to immediately advise FAS of any inquiries or proposals relating to an EWMS Acquisition Transaction.

     (ii) Notwithstanding the foregoing, in the event that there is an unsolicited written proposal for a EWMS Acquisition Transaction from a bona fide financially capable third party, EWMS may furnish non-public information to, and negotiate with, such third party only if (A) EWMS shall have provided two business days' written notice to FAS of such proposal or (B) EWMS's Board of Directors, after having received advice from its investment banker or bankers and outside counsel to EWMS, shall have determined that failure to take the proposed action, furnish such information or to commence negotiations regarding a EWMS Acquisition Transaction would be inconsistent with such Board of Directors' fiduciary duties.

     (c) EWMS and Subsidiary Actions. (c) EWMS and Subsidiary Actions EWMS shall not take or omit to take, and shall not cause or permit any of its Subsidiaries to take or omit to take, any action within its reasonable control which would (i) cause a breach of any representation or warranty of EWMS contained in this Agreement such that the Closing conditions set forth in
Section 7.02(a) would not be satisfied or (ii) prevent fulfillment of the conditions in Article VII.

     6.02     COVENANTS  OF  STOCKHOLDER.  6.02     Covenants  of  Stockholder
Stockholder, as a material inducement to FAS and MergerSub to enter into this Agreement and consummate the transactions contemplated hereby, covenants and agree as follows:

     (a) No Solicitation. (a) No Solicitation (i) Stockholder agrees that subsequent to the execution date hereof and subject to subsection (ii) below, he shall not, directly or indirectly, solicit, initiate, facilitate or encourage (including by way of furnishing or disclosing information) any merger, consolidation, other business combination involving EWMS or its Subsidiaries, acquisition of all or any substantial portion of the assets or capital stock of EWMS and its Subsidiaries taken as a whole, or inquiries or proposals concerning or which may reasonably be expected to lead to, any of the foregoing (an "EWMS Acquisition TransactionEWMS Acquisition Transaction") or negotiate, explore or otherwise communicate in any way with any third party (other than FAS or its affiliates) with respect to any EWMS Acquisition Transaction or enter into any agreement, arrangement or understanding requiring it to abandon, terminate or fail to consummate the Merger or any other transactions contemplated by this Agreement. EWMS shall be obligated to immediately advise FAS of any inquiries or proposals relating to an EWMS Acquisition Transaction.

     (ii) Notwithstanding the foregoing, in the event that there is an unsolicited written proposal for a EWMS Acquisition Transaction from a bona fide financially capable third party, EWMS may furnish non-public information to, and negotiate with, such third party only if (A) EWMS shall have provided two business days' written notice to FAS of such proposal or (B) EWMS's Board of Directors, after having received advice from its investment banker or bankers and outside counsel to EWMS, shall have determined that failure to take the proposed action, furnish such information or to commence negotiations regarding a EWMS Acquisition Transaction would be inconsistent with such Board of Directors' fiduciary duties.

     (b)     Agreement  to  Vote(b)     Agreement to Vote3.  Stockholder, as the
owner of a majority of the shares of EWMS Common Stock, agrees to vote his shares of EWMS Common Stock in favor of approving this Agreement and the transactions contemplated hereby and, except as may be required by subsection
(a)  of  this Section 6.02, not to approve or support any competing transaction,

     6.03 COVENANTS OF FAS AND MERGERSUB. 6.03 Covenants of FAS and MergerSub FAS and MergerSub, as a material inducement to EWMS and Stockholder to enter into this Agreement and consummate the transactions contemplated hereby, covenant and agree as follows:

     (a)     Conduct  of  Business.  (a)     Conduct  of  Business  Except  as
contemplated by this Agreement or as expressly agreed to in writing by EWMS, during the period from the date of this Agreement to the Effective Time, FAS will and will cause its Subsidiaries each to conduct its operations according to its ordinary and usual course of business consistent with past practice, and will use all commercially reasonable efforts to preserve intact its initial capital, to keep available the services of its officers and employees and to maintain satisfactory relationships with existing and prospective suppliers, customers, registered representatives, clearing firms and others having existing or prospective business relationships with FAS, and will take no action which would adversely affect its ability to consummate the Merger or the other transactions contemplated hereby. Without limiting the generality of the foregoing, and except as otherwise expressly contemplated by this Agreement, prior to the Effective Time, neither FAS nor any of its Subsidiaries will, without the prior written consent of EWMS which shall not be unreasonably withheld:

     (i) amend its certificate of incorporation (or other applicable charter document) or By-laws;

     (ii) authorize for issuance, issue, sell, deliver, grant any options for, or otherwise agree or commit to issue, sell or deliver any shares of any class of capital stock of FAS or its Subsidiaries or any securities convertible into or exchangeable or exercisable for shares of any class of capital stock of FAS except as set forth in Schedule 15;

     (iii) split, combine or reclassify any shares of its capital stock, declare, set aside or pay any dividend or other distribution (whether in cash, stock or property or any combination thereof) in respect of its capital stock or purchase, redeem or otherwise acquire any shares of its own capital stock or that of any of its Subsidiaries, except for intercompany transactions in the ordinary course of business consistent with past practice and as may be necessary to facilitate the Merger;

     (iv) except in the ordinary course of business and consistent with past practice (A) create, incur, assume, maintain or permit to exist any long-term debt or any short-term debt for borrowed money other than under existing lines of credit; (B) assume, guarantee, endorse or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other person except EWMS; or (C) make any loans, advances or capital contributions to, or investments in, any other person;

     (v) (A) increase in any manner the compensation of any of its directors, officers or employees, except in the ordinary course of business and consistent with past practice; (B) pay or agree to pay any pension, retirement allowance or other employee benefit not required, or enter into or agree to enter into any agreement or arrangement with any of its past or present employees relating to any such pension, retirement allowance or other employee benefit, except as required under currently existing agreements, plans or arrangements; (C) grant any severance or termination pay to, or enter into any employment or severance agreement with, any of its past or present employees; (D) except to the extent permitted by the foregoing clause (A), enter into any contract, agreement or understanding with any of its past or present directors or officers; (E) except in the ordinary course of business and consistent with past practice or as may be required to comply with applicable law, become obligated (other than pursuant to any new or renewed collective bargaining agreement) under any new pension plan, welfare plan, multi-employer plan, employee benefit plan, benefit arrangement, or similar plan, arrangement or policy which was not in existence on the date hereof, including any bonus, incentive, deferred compensation, stock purchase, stock option, stock appreciation right, health or group insurance, severance pay, retirement or other benefit plan, agreement or arrangement, or employment or consulting agreement with or for the benefit of any person, or amend any of such plans or any of such agreements in existence on the date hereof; or (F) enter into any loan or loan guarantee, forgive any loan, extend the repayment terms, or otherwise modify any loan or extend any credit to any current or former officer, director, or employee.

     (vi) except in the ordinary course of business and consistent with past practice or as otherwise expressly contemplated hereby, sell, transfer, lease, license, pledge, mortgage, or otherwise dispose of, or encumber, or agree to sell, transfer, lease, license, pledge, mortgage or otherwise dispose of or encumber, any material properties, real, personal or mixed;

     (vii) except as otherwise expressly contemplated hereby, enter into any other agreements, commitments or contracts, except agreements, commitments or contracts for the purchase, sale or lease of goods or services in the ordinary course of business and consistent with past practice and having a term of no more than one year;

     (viii) authorize, recommend, propose or announce an intention to authorize, recommend or propose, or enter into any agreement in principle or an agreement with respect to, any plan of liquidation or dissolution, any acquisition of a material amount of assets or securities, any disposition of a material amount of assets or securities or any material change in its capitalization, or any entry into a material contract or any amendment or modification of any material contract or any release or relinquishment of any material contract rights not in the ordinary course of business and consistent with past practice except as expressly contemplated by this Agreement;

     (ix) except as previously approved by EWMS prior to the date hereof and as listed in Section 5.01(i), authorize or commit to make capital expenditures in excess of $50,000 for which FAS or MergerSub would be responsible subsequent to the Merger;

     (x) permit any insurance policy naming it or any Subsidiary as a beneficiary or a loss payee to be canceled, terminated or materially altered, except in the ordinary course of business and consistent with past practice and following written notice to EWMS;

     (xi) maintain its books and records or the books and records of the Subsidiaries in a manner not in the ordinary course of business or inconsistent with past practice;

     (xii) except in the ordinary course of business, enter into any hedging, option, derivative or other similar transaction;

     (xiii) change any assumption underlying, or method of calculating, any bad debt, contingency, provision or other reserve;

     (xiv) pay, discharge or satisfy any claims, liabilities or obligations (absolute, accrued, contingent or otherwise), other than the payment, discharge or satisfaction of liabilities (including accounts payable) in the ordinary course of business and consistent with past practice, or collect, or accelerate the collection of, any amounts owed (including accounts receivable) other than the collection in the ordinary course of business; or

     (xv)  agree  to  do  any  of  the  foregoing.

     (b) No Solicitation. (b) No Solicitation (i) FAS agrees that subsequent to the execution date hereof and subject to subsection (ii) below, it shall not, and shall not authorize or permit any of its Subsidiaries or any of its or its Subsidiaries' directors, officers, employees, agents or representatives to, directly or indirectly, solicit, initiate, facilitate or encourage (including by way of furnishing or disclosing information) any merger, consolidation, other business combination involving FAS or its Subsidiaries, an acquisition primarily relating to all or a substantial portion of the assets or of the capital stock of FAS or its Subsidiaries or inquiries or proposals concerning or which may reasonably be expected to lead to, any of the foregoing (an "FAS Acquisition TransactionFAS Acquisition Transaction") or negotiate, explore or otherwise communicate in any way with any third party (other than EWMS or its affiliates) with respect to any FAS Acquisition Transaction or enter into any agreement, arrangement or understanding requiring it to abandon, terminate or fail to consummate the Merger or any other transactions contemplated by this Agreement. FAS shall be obligated to immediately advise EWMS of any inquiries or proposals relating to a FAS Acquisition Transaction.

     (ii) Notwithstanding the foregoing, in the event that there is an unsolicited written proposal for any merger, consolidation or other business combination primarily involving the securities brokerage business or inquiries or proposals concerning which or may reasonably be expected to lead to, any of the foregoing (a "Broker-Dealer TransactionBroker-Dealer Transaction") from a bona fide financially capable third party or member of the National Association of Securities Dealers, Inc., FAS may furnish non-public information to, and negotiate with, such third party only if (A) FAS shall have provided two business days' written notice to EWMS of such proposal and EWMS approves the proposed Broker-Dealer Transaction, or (B) FAS's Board of Directors, after having received advice from its investment banker or bankers and outside counsel to FAS, shall have determined that failure to take the proposed action, furnish such information or to commence negotiations would be inconsistent with such Board of Directors' fiduciary duties.

     (c) FAS and Subsidiary Actions. (c) FAS and Subsidiary Actions FAS shall not take or omit to take, and shall not cause or permit any of its Subsidiaries to take or omit to take, any action within its reasonable control which would (i) cause a breach of any representation or warranty of FAS contained in this Agreement such that the Closing conditions set forth in
Section 7.01(a) would not be satisfied or (ii) prevent fulfillment of the conditions in Article VII.

(d) Agreement to Vote(d) Agreement to Vote. FAS, as the owner of all of the shares of MergerSub Common Stock agrees to vote its shares of MergerSub
Common Stock in favor of approving this Agreement and the transactions contemplated hereby and, except as may be required by subsection (b) of this
Section  6.03,  not  to  approve  or  support  any  competing  transaction,

     6.04 COVENANTS OF FAS FOUNDER. 6.04 Covenants of FAS Founder FAS Founder, as a material inducement to EWMS to enter into this Agreement and consummate the transactions contemplated hereby, covenants and agree as follows:

     (a) No Solicitation. (a) No Solicitation (i) FAS Founder agrees that, prior to the Effective Time and subject to subsection (ii) below, he shall not, directly or indirectly, solicit, initiate, facilitate or encourage (including by way of furnishing or disclosing information) any merger, consolidation, other business combination involving FAS or MergerSub, acquisition of all or any substantial portion of the assets or capital stock of FAS and MergerSub taken as a whole, or inquiries or proposals concerning or which may reasonably be expected to lead to, any of the foregoing (an "FAS Acquisition TransactionFAS Acquisition Transaction") or negotiate, explore or otherwise communicate in any way with any third party (other than FAS or its affiliates) with respect to any FAS Acquisition Transaction or enter into any agreement, arrangement or understanding requiring it to abandon, terminate or fail to consummate the Merger or any other transactions contemplated by this Agreement. FAS shall be obligated to immediately advise FAS of any inquiries or proposals relating to an FAS Acquisition Transaction.

     (ii) Notwithstanding the foregoing, in the event that there is an unsolicited written proposal for a FAS Acquisition Transaction from a bona fide financially capable third party, FAS may furnish non-public information to, and negotiate with, such third party only if (A) FAS shall have provided two business days' written notice to FAS of such proposal or (B) FAS's Board of Directors, after having received advice from its investment banker or bankers and outside counsel to FAS, shall have determined that failure to take the proposed action, furnish such information or to commence negotiations regarding an FAS Acquisition Transaction would be inconsistent with such Board of Directors' fiduciary duties.

     (b) Agreement to Vote(b) Agreement to Vote3. FAS Founder, as the owner of a majority of the shares of FAS Common Stock, agrees to vote his shares of FAS Common Stock in favor of approving this Agreement and the transactions contemplated hereby and, except as may be required by subsection (a) of this
Section  6.04,  not  to  approve  or  support  any  competing  transaction,

     6.05     COVENANTS  OF  EWMS,  STOCKHOLDER, FAS, MERGERSUB AND FAS FOUNDER.
6.05 Covenants of EWMS, Stockholder, FAS, MergerSub and FAS Founder EWMS, Stockholder, FAS, MergerSub and FAS Founder, as a material inducement to enter into this Agreement and consummate the transactions contemplated hereby, covenant and agree, each with the other as follows:

     (a) Access to Information. (a) Access to Information From the date of this Agreement until the Effective Time, FAS will give EWMS and its authorized representatives (including counsel, consultants, accountants, auditors, and broker-dealer regulatory counsel and agents) reasonable access in light of the terms of this Agreement during normal business hours to all facilities, personnel and operations and to all books and records of FAS, will permit EWMS to make such inspections as it may reasonably require (including without limitation any agreements for the issuance of securities or agreements with potential registered representatives deemed necessary by it) and will cause its officers and counsel to furnish EWMS with such financial and operating data and other information with respect to the business carried on and proposed to be carried on by FAS as EWMS may from time to time reasonably request.

     From the date of this Agreement until the Effective Time, EWMS will give FAS and its authorized representatives (including counsel, consultants, accountants, auditors, and broker-dealer regulatory counsel and agents) reasonable access in light of the terms of this Agreement during normal business hours to all facilities, personnel and operations and to all books and records of EWMS and MergerSub, will permit FAS to make such inspections as it may reasonably require (including without limitation agreements with registered representatives, registered investment advisors, affinity groups and clearing firms) and will cause its officers and counsel and those of its Subsidiaries to furnish FAS with such financial and operating data and other information with respect to the businesses and properties of EWMS and its Subsidiaries as FAS may from time to time reasonably request.

     (b) Registration Statement and Information Statement. (b) Registration Statement and Information Statement FAS and EWMS shall file with the SEC the Registration Statement in which the Prospectus/Information Statement shall be included. EWMS and FAS shall use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC and the Prospectus/Information Statement cleared by the staff of the SEC as promptly as practicable. FAS shall also take any action required to be taken under applicable state blue sky or securities laws in connection with shares of FAS Common Stock to be issued to the holders of EWMS Common Stock. EWMS and FAS shall promptly furnish to each other all information, and take such other actions (including without limitation using all commercially reasonable efforts to provide any required consents of their respective independent auditors and investment banking advisors), as may reasonably be requested in connection with any action by any of them in connection with the actions contemplated by this
Section  6.05.

     (c) Commercially Reasonable Efforts; Other Efforts(c) Commercially Reasonable Efforts; Other Efforts. Subject to the terms and conditions provided in this Agreement, EWMS and FAS shall use all commercially reasonable efforts to take, or cause to be taken, all other actions and do, or cause to be done, all other things necessary, proper or appropriate under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement, including, without limitation, (i) the filing of the appropriate notification and request for approval of change of control with the NASD and using all commercially reasonable efforts to respond as promptly as practicable to all inquiries received from the NASD for additional information or documentation and (ii) the obtaining of all necessary third party consents, approvals or waivers which are required in order to consummate the Merger and the other transactions contemplated hereby. To such party's knowledge Schedule 6 lists all such material consents, approvals or waivers that must be obtained by FAS and EWMS, respectively. EWMS shall not take any action that would cause FAS to fail to perform its obligations hereunder. FAS shall not take any action that would cause EWMS to fail to perform its obligations hereunder.

     FAS shall use all commercially reasonable efforts to cause to be delivered to EWMS a comfort letter of its independent auditors, dated a date within five days of the effective date of the Registration Statement, in form reasonably satisfactory to EWMS and customary in scope and substance for such letters in connection with similar registration statements.

     EWMS shall use all commercially reasonable efforts to cause to be delivered to FAS a comfort letter of its independent auditors, dated a date within five days of the effective date of the Registration Statement, in form reasonably satisfactory to FAS and customary in scope and substance for such letters in connection with similar registration statements.

     (d) Public Announcements(d) Public Announcements. Before issuing any press release or otherwise making any public statement with respect to the Merger, or any of the other transactions contemplated hereby, EWMS and FAS will consult with, and obtain the consent of, each other as to its form and substance and shall not issue any such press release or make any such public statement prior to obtaining such consent, except as may be required by law or pursuant to any order of any court or governmental agency, tribunal or regulatory authority.

     (e) Notification of Certain Matters(e) Notification of Certain Matters. Each of FAS and EWMS shall give prompt notice to the other party of any notice of, or other communication relating to, a default or event which, with notice or lapse of time or both, would become a default, received by FAS, EWMS or any of their respective Subsidiaries subsequent to the date of this Agreement and prior to the Effective Time, which could be reasonably expected to have a material adverse effect upon FAS or a material adverse effect upon EWMS. Each of FAS and EWMS shall give prompt notice to the other party of (a) any notice or other communication from any third party alleging that the consent of such third party is or may be required in connection with the Merger or any other transactions contemplated by this Agreement, or (b) any notice or other communication from any third party alleging and act or thing which could be reasonably expected to have a material adverse effect upon FAS or a material adverse effect upon EWMS.

     (f) Indemnification(f) Indemnification. For a period of six years FAS shall cause the Surviving Corporation to indemnify, defend and hold harmless the present and former directors, officers and key employees of FAS and EWMS against all losses, claims, damages, expenses or liabilities arising out of actions or omissions or alleged actions or omissions occurring at or prior to the Effective Time, to the same extent and on the same terms and conditions (including with respect to advancement of expenses) permitted or required under applicable law, FAS's Certificate of Incorporation and By-laws, and applicable indemnification agreements listed in Section 5.03(q) between FAS and such respective individuals, all as in effect at the date hereof.

     (g) Directors' and Officers' Liability Insurance(g) Directors' and Officers' Liability Insurance. The Surviving Corporation shall use its commercially reasonable best efforts to purchase and maintained in effect policies of directors' and officers' liability insurance with respect to claims arising from facts or events which occur after the Effective Time.

     (h)     Expenses(g)     Expenses.  Except  as set forth in Section 9.05 and
Section 2.02, EWMS, on the one hand, and FAS, on the other hand, shall bear their respective expenses incurred in connection with the Merger, including, without limitation, the preparation, execution and performance of this Agreement and the transactions contemplated hereby, and all fees and expenses of investment bankers, finders, brokers, agents, representatives, counsel and accountants. Expenses incurred in printing, mailing and filing (including without limitation, SEC filing fees, fees related to any state securities or "blue sky" laws and stock exchange listing application fees), as to the Prospectus/Information Statement and Registration Statement shall be paid by FAS.

     (i) Stock Exchange Listing(h) Stock Exchange Listing. FAS shall use all commercially reasonable efforts to have FAS Common Stock to be issued in connection with the Merger authorized for quotation on The Nasdaq Stock Market, Inc. or listed on the American Stock Exchange subject to notice of issuance.

     (j) Actions Regarding Office and Car Lease Obligations(i) Actions Regarding Office and Car Lease Obligations. Prior to the Effective Time, FAS agrees to use its reasonable best efforts to cause the outstanding obligation for the lease covering the office space at 1800 Second Street, Suite 780, Sarasota, Florida, the car lease on the 1997 Infiniti Q45 and the car used by FAS Founder to be restructured, modified or amended, as appropriate, to cause such obligations to be assumed by MergerSub prior to the Effective Time, and to obtain all necessary consents, approvals, waivers or other agreements by the holders of such obligations as may be required in order to effect the assignment to and assumption by MergerSub of, and release of Stockholder and FAS Founder, as the case may be, from liability with respect to, such indebtedness. EWMS agree to indemnify and protect from liability Stockholder and FAS Founder from and against any claim, cost or expense with respect to the office lease and Infiniti Q45 lease, as to Stockholder and car lease as to FAS Founder.

     (k)     Retroactive  Insurance  Coverage(k)     Retroactive  Insurance
Coverage. Immediately following the execution hereof, EWMS and FAS will use their joint best efforts to expeditiously obtain a commitment for retroactive insurance coverage, which shall be reasonably acceptable to FAS, with respect to both known liabilities and unreported losses which are related to the securities business of EWMS which may have occurred or may occur at any time prior to the Effective Time.

     (l) Failure to Take Action(l) Failure to Take Action. Neither FAS nor EWMS or their respective Subsidiaries will take any action, or fail to take any action, if such action (or failure to act) would reasonably be expected to cause the Merger to fail to qualify as a reorganization within the meaning of
Section  368(a)  of  the  Code.

     (m)     Exhibits,  Closing  Statements  and  Schedules.  (m)     Exhibits,
Closing Statements and SchedulesFAS and EWMS agree that as promptly as possible upon the execution of this Agreement they will negotiate in good faith, finalize and attach all necessary exhibits to this Agreement.


                                   ARTICLE VII
   CONDITIONS PRECEDENT TO OBLIGATIONS OF THE PARTIESARTICLE VII     CONDITIONS
                     PRECEDENT TO OBLIGATIONS OF THE PARTIES

     7.01 CONDITIONS PRECEDENT TO OBLIGATIONS OF EWMS AND STOCKHOLDER7.01 Conditions Precedent to Obligations of EWMS and Stockholder. All obligations of EWMS and Stockholder under this Agreement are subject to the fulfillment, prior to or on the Effective Time, of each of the following conditions:

          (a) Accuracy of Representations and Warranties(a) Accuracy of Representations and Warranties. The representations and warranties by or on behalf of FAS, MergerSub and FAS Founder contained in this Agreement or in any certificate or document delivered to EWMS or Stockholder pursuant to the provisions hereof shall be true in all material respects at and as of the Effective Time as though such representations and warranties were made at and as of such time.

          (b) Compliance with Covenants(b) Compliance with Covenants. FAS and FAS Founder shall have performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Effective Time.

          (c) Form of New Certificates(c) Form of New Certificates. The New Certificates delivered to Stockholder and the other shareholders of EWMS and their respective counsel shall conform in all material respects to the form of such New Certificates attached as Exhibit "B".

          (d)     Audited  Financial  Statements(d)     Audited  Financial
Statements. FAS shall have delivered to EWMS audited financial statements of FAS showing consolidated stockholders' equity of not less than $5 million including not less than $500,000 cash. It is the intention of post - Merger management to allocate $1 million from corporate capital to the Affinity Group Marketing Division and $500,000 to registered representative development.

          (e)     Approval  by  Counsel(e)     Approval  by  Counsel.  FAS  and
MergerSub shall have delivered all of the exhibits and schedules required herein to EWMS or Stockholder, as the case may be, and such exhibits and schedules shall have been reasonably acceptable to EWMS, Stockholder, the other shareholders of EWMS and their respective counsel.

          (f)     Opinion  of  Counsel(f)     Opinion  of  Counsel.  FAS  and
MergerSub shall have delivered to EWMS an opinion of FAS's counsel in the form of Exhibit "E", dated the Effective Time, to the effect that:

          (i) FAS is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and MergerSub is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware;

          (ii) FAS and MergerSub have the corporate power to carry on their respective businesses as now being conducted;

          (iii) This Agreement has been duly authorized, executed and delivered by FAS and MergerSub and is a valid and binding obligation of FAS and MergerSub, enforceable in accordance with its terms, except to the extent that enforcement is limited by applicable bankruptcy, reorganization, insolvency, moratorium, or similar laws affecting creditors' rights and remedies generally or by general equity principles (and excepting specific performance as a remedy);

          (iv) FAS and MergerSub have taken all corporate action necessary for their due performance under this Agreement;

          (v) The execution and delivery by FAS and MergerSub of this Agreement and the consummation of the transactions contemplated hereby will not conflict with or result in a breach of any provisions of, FAS's Restated Certificate of Incorporation or By-Laws, MergerSub's Certificate of Incorporation or By-Laws or, to the best of such counsel's knowledge after inquiry and based upon information provided by FAS and MergerSub, constitute a default under or give rise to a right of termination, acceleration, or cancellation under any agreement under which FAS or MergerSub or any of their properties are bound or violate any court order, writ or decree of injunction applicable to FAS or MergerSub;

          (vi) Such counsel does not know, after inquiry, of any actions, suits or other legal proceedings or investigations pending or threatened against or relating to, materially adversely affecting FAS or MergerSub;

          (vii) The authorized and, to such counsel's best knowledge after inquiry, outstanding capitalization of FAS is as set forth in Section 5.03(j), all of the outstanding shares of FAS's capital stock are validly issued, fully-paid and non-assessable, without preemptive rights, and to the best of counsel's knowledge after inquiry, there are no outstanding subscriptions, options, rights, warrants or other transfer agreements (whether oral or written), other than as set forth in Section 5.03(j) of this Agreement.

     (g) Officer's Certificate(g) Officer's Certificate. There shall have been delivered to EWMS an officer's certificate, signed by Jack A.
Alexander, President of FAS and MergerSub, to the effect that all of the representations and warranties of FAS and MergerSub set forth herein are true and complete in all material respects as of the Effective Time, and that FAS and MergerSub have complied in all material respects with their respective covenants and agreements set forth herein required to be complied with by the Closing Time substantially in the form of Exhibit "I-1" hereto.

     (h) Closing Financial Statements(h) Closing Financial Statements. There shall have been delivered to EWMS unaudited financial statements (the "Closing Statements"Closing Statements) dated no earlier than five days prior to the Effective Time. The Closing Statements shall fairly and accurately reflect the consolidated financial condition of FAS and MergerSub as of the dates thereof and the results of operations for the period reflected therein and shall reflect no material adverse change in the financial condition or results of operations from the Statements. The Closing Statements shall be prepared in accordance with generally accepting accounting principles, consistently applied, except as otherwise stated therein.

          (i)     Lock-up  Agreements.(i)     Lock-up  Agreements.  EWMS  shall
have received Lock-up Agreements from the record owners of all the outstanding shares of capital stock, warrants or options described in Schedule 17 or rights to acquire capital stock or other securities described in Schedule 15 substantially in the form of Exhibit "G - 1."

     (j)     Additional Registered Representatives.(j)     Additional Registered
Representatives

     (i) EWMS shall have received prior to the Effective Time, executed documents customarily used by EWMS in its Independent Contracting package with not less than 25 registered representatives referred by FAS Founder, Leland Dykes or other associates of FAS Founder and who are reasonably acceptable to EWMS.

     (ii) The persons executing the Independent Contracting package described in subparagraph (i) of this subsection (j) of this Section 7.01 shall each be covered by an override agreement substantially in the form of Exhibit H-1 which provides 10% of gross commissions be retained by EWMS prior to the Closing and a negotiated amount thereafter.

     7.02 CONDITIONS PRECEDENT TO OBLIGATIONS OF FAS AND MERGERSUB7.02 Conditions Precedent to Obligations of FAS and MergerSub. All obligations of FAS and MergerSub under this Agreement are subject to the fulfillment, prior to or on the Effective Time, of each of the following conditions:

          (a) Accuracy of Representations and Warranties(a) Accuracy of Representations and Warranties. The representations and warranties by EWMS and Stockholder contained in this Agreement or in any certificate or document delivered to FAS or MergerSub pursuant to the provisions hereof shall be true in all material respects at and as of the Effective Time as though such representations and warranties were made at and as of such time.

          (b) Compliance with Covenants(b) Compliance with Covenants. EWMS and Stockholder shall have performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by each of them prior to or at the Effective Time;

          (c) Lock Up Agreements(c) Lock Up Agreements. The Stockholder and other stockholders of EWMS named in the respective agreements, shall have delivered to FAS duly executed Lock Up Agreements in the form attached as Exhibit "G - 1" and Exhibit "G - 2" respectively.

          (d) Approval by Counsel(d) Approval by Counsel. EWMS shall have delivered all of the exhibits and schedules required herein to FAS or MergerSub, as the case may be, and such exhibits and schedules shall have been reasonably acceptable to FAS, MergerSub and their counsel.

          (e)     Opinion of Counsel(e)     Opinion of Counsel.  EWMS shall have
delivered to MergerSub an opinion of EWMS's counsel, in the form of Exhibit "F" hereto, dated the Effective Time, to the effect that:

          (i) EWMS is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida and is duly qualified to do business in any jurisdiction where so required;

          (ii) EWMS has the corporate power to carry on its business as now being conducted;

          (iii) This Agreement has been duly authorized, executed and delivered by EWMS and Stockholder and is a valid and binding obligation of EWMS and Stockholder enforceable in accordance with its terms, except to the extent that enforcement is limited by applicable bankruptcy, reorganization, moratorium, insolvency or similar laws affecting creditors' rights and remedies generally or by general equity principles (and excluding specific performance as a remedy), including limitations on enforcement by reason of fraudulent conveyance and corporate and other laws restricting indemnification by corporations, shareholders of a corporation, or its affiliates;

          (iv) Except as referred to herein, such counsel knows, after inquiry, of no actions, suit or other legal proceedings or investigations pending or threatened against or relating to or materially adversely affecting EWMS its properties or business;

          (v) The execution and delivery by EWMS of this Agreement and the consummation of the transactions contemplated hereby will not conflict with or result in a breach of any provisions of EWMS's Certificate of Incorporation or By-Laws or, to the best of such counsel's knowledge, after inquiry, and based upon information provided by EWMS and its officers and directors, constitute a default under or give rise to a right of termination, acceleration, or cancellation under any agreement under which EWMS or any of is properties are bound, or violate any court order, writ or decree of injunction applicable to EWMS; and

          (vi) The authorized capitalization of EWMS is as set forth in Section 5.01(o), all of the outstanding shares of capital stock of EWMS are validly issued, fully-paid and non-assessable, without preemptive rights, and to the best of counsel's knowledge, after inquiry, there are no outstanding subscriptions, options, rights, warrants or other transfer agreements (whether oral or written) obligating EWMS to issue or transfer from treasury any of its securities except as set forth in Section 5.01(o) of this Agreement. When duly transferred to FAS as provided herein, to the best of such counsel's knowledge after inquiry, FAS will own all of the issued and outstanding common stock of EWMS.

     (f) Officers' Certificate(f) Officers' Certificate. There shall have been delivered to FAS a certificate executed by Guy S. Della Penna, on behalf of EWMS, to the effect that all of the representations and warranties of EWMS set forth herein are true and complete in all material respects as of the Effective Time, and that EWMS has complied in all material respects with their respective covenants and agreements set forth therein required to be complied with by the Closing Time substantially in the form of Exhibit "I-2" hereto.

     (g) Closing Financial Statements(g) Closing Financial Statements. There shall have been delivered to FAS and MergerSub unaudited financial statements (the "Closing Financial Statements"Closing Financial Statements) dated no earlier than five days prior to the Effective Time. The Closing
Financial Statements shall fairly and accurately reflect the consolidated financial condition of EWMS as of the dates thereof and the results of operations for the period reflected therein and shall reflect no material adverse change in the financial condition or results of operations from the Financial Statements. The Closing Statements shall be prepared in accordance with generally accepting accounting principles, consistently applied, except as otherwise stated therein.

     7.03 CONDITIONS PRECEDENT TO OBLIGATIONS OF EWMS, STOCKHOLDER, FAS, MERGERSUB AND FAS FOUNDER7.03 Conditions Precedent to Obligations of EWMS, Stockholder, FAS, MergerSub and FAS Founder. The respective obligations of each party to effect the Merger shall be subject to the fulfillment at or prior to the Closing of each of the following conditions:

     (a)     Registration  Statement(a)     Registration  Statement.  The
Registration Statement shall have become effective in accordance with the provisions of the Securities Act. No stop order suspending the effectiveness of the Registration Statement shall have been issued by the SEC and remain in effect. All necessary state securities or blue-sky authorizations for the Merger shall have been received.

     (b)     EWMS  Stockholder  Approval.(b)     EWMS  Stockholder Approval  The
approval of the Merger, including the execution and performance of this Agreement and all of the transactions contemplated hereby, by a majority of the outstanding shares of EWMS Common Stock shall have been obtained.

     (c) Listing.(c) Listing FAS Common Stock issuable in the Merger shall have been authorized for quotation on The Nasdaq Stock Market, Inc., SmallCap or listed on the American Stock Exchange subject to official notice of issuance.

     (d) Certain Proceedings.(d) Certain Proceedings No writ, order, decree or injunction of a court of competent jurisdiction or governmental entity shall have been entered against EWMS or FAS which, and no proceedings therefor shall have been threatened or commenced by any governmental entity which seek to, prohibit or restrict the consummation of the Merger or would otherwise restrict FAS's or the Surviving Corporation's exercise of full rights to own and operate the securities brokerage business of EWMS.

     (e)     Opinions(e)     Opinions.  FAS  and  EWMS  shall  have received the
opinions of Sonfield & Sonfield, reasonably acceptable to FAS and EWMS, to the effect that:

     (i)  the  Merger  will  qualify  as  a reorganization within the meaning of
Section  368(a)  of  the  Code;

     (ii) no gain or loss will be recognized by EWMS or FAS as a result of the Merger; and

     (iii) no gain or loss will be recognized by EWMS's stockholders upon the receipt of FAS Common Stock solely in exchange for EWMS Common Stock in connection with the Merger (except with respect to cash received in lieu of a fractional interest in EWMS Common Stock).

     (f)     Stockholder  Agreement(f)     Stockholder  Agreement.  EWMS  shall
have delivered to FAS and FAS shall have delivered to EWMS the shareholders agreement between Jack A. Alexander and Guy S. Della Penna substantially in the form of Exhibit "H-2" hereto.

     7.04 POST MERGER INCENTIVE STOCK OPTIONS7.04 Post Merger Incentive Stock Options. Immediately after the Closing, the Board of Directors shall authorize the issuance of 250,000 Incentive Stock Options each to Guy S. Della Penna and Jack A. Alexander respectively and 155,000 Incentive Stock Options to Robert H. DeVore. The options shall vest and be exercisable immediately subject to the Lock-up Agreement referred to in Section 7.01(i) and 7.02(c) at $0.60 per share.


                                  ARTICLE VIII
                        CLOSING ARTICLE VIII     CLOSING

     8.01 TIME AND PLACE8.01 Time and Place. Subject to the provisions of Articles VII and IX, the closing of the Merger (the "Closing") shall take place at the offices of Sonfield & Sonfield, Houston, Texas, or such other place as the parties may agree upon, as soon as practicable but in no event later than 9:30 A.M., local time, on the second business day after the date on which each of the conditions set forth in Article VII have been satisfied or waived by the party or parties entitled to the benefit of such conditions; or at such other place, at such other time, or on such other date as EWMS and FAS may mutually agree. The date on which the Closing actually occurs is herein referred to as the "Closing Date."

     8.04     DOCUMENTS  AT  CLOSING8.04     Documents  at  Closing.  At  the
Closing, the following transactions shall occur, all of such transactions being deemed to occur simultaneously:

          (a) Documents by EWMS(a) Documents by EWMS. EWMS will deliver, or cause to be delivered, to FAS the following:

          (i) stock certificates for the shares of common stock of EWMS being exchanged hereunder, duly endorsed or with stock powers attached in blank but subject to a customary restrictive stock legend.

          (ii) all corporate records of EWMS, including without limitation, corporate minute books (which shall contain copies of the Certificate of Incorporation and By-Laws, as amended to the Closing Time), stock books, stock transfer books, corporate seals, and such other corporate books and records as may reasonably be requested by FAS and its counsel;

          (iii) a certificate of Guy S. Della Penna on behalf of EWMS to the effect that all representations and warranties made by EWMS under this Agreement are true and correct as of the Effective Time, as though originally given to FAS and MergerSub on said date attaching thereto the following;

                    (A) Certified copy of resolutions of EWMS authorizing this Agreement;

                    (B) Certificate of Incorporation of EWMS as amended to the Closing Time;

                    (C)     By-Laws  of  EWMS  as  amended  to the Closing Time;

                    (D) a Certificate from the Secretary of State of Florida dated at or about the date of Closing that EWMS is in good standing under the laws of said state;

               (iv)  the  opinions  of  EWMS's  counsel  set  forth  herein; and

          (v) such other instruments, documents and certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement or which may be reasonably requested in furtherance of the provisions of this Agreement.

          (b) Documents by FAS(b) Documents by FAS. FAS will deliver or cause to be delivered to EWMS:

          (i) the New Certificates, in the form of Exhibit "B" hereto, representing the shares of FAS Common Stock which FAS has agreed to deliver pursuant to Section 2.01(a);

          (ii) a certificate of Jack A. Alexander, on behalf of FAS and MergerSub, to the effect that all representations and warranties of FAS and MergerSub made under this Agreement are reaffirmed at the Effective Time, as though originally given to Stockholder and EWMS on said date attaching thereto the following:

                    (A) Certified copy of resolutions of FAS and MergerSub authorizing this Agreement;

                    (B) Certificate of Incorporation of FAS as amended to the Closing Time;

                    (C)     By-Laws  of  FAS  as  amended  to  the Closing Time;

                    (D) a Certificate from the Secretary of State of Delaware dated at or about the date of Closing that FAS is in good standing under the laws of said state;

                    (E) Certificate of Incorporation of MergerSub as amended to the Closing Time; and

                    (F)     By-Laws of MergerSub as amended to the Closing Time.

          (iii) the opinions of FAS's and MergerSub's counsel set forth herein; and

          (iv) audited financial statements of FAS showing consolidated stockholders' equity of not less than $5 million including not less than $500,000 cash; and

          (v) such other instruments and documents, if any, as are required to be delivered pursuant to the provisions of this Agreement, or which may be reasonably requested in furtherance of the provisions of this Agreement.

     8.05 FILINGS AT THE CLOSING8.05 Filings at the Closing. Subject to the provisions of Articles VII and IX hereof, FAS, and EWMS shall cause to be executed at the Closing the Certificates of Merger and shall cause the Certificates of Merger to be filed and recorded with the Secretary of State of the State of Delaware as provided in Section 251 of the General Corporation Laws of Delaware and the Secretary of State of the State of Florida as provided in
Section 607.1105 of the Florida Business Corporation Act, and shall take any and all other lawful actions and do any and all other lawful things necessary to cause the Merger to become effective.


                                   ARTICLE IX
     TERMINATION AND ABANDONMENT ARTICLE IX     TERMINATION AND ABANDONMENT

     9.01     TERMINATION.  9.01     Termination  This  Agreement  may  be
terminated and the Merger may be abandoned any time prior to the Effective Time, whether before or after approval by the stockholders of FAS or EWMS:

     (a)     Mutual  Consent(a)     Mutual Consent.  The Merger may be abandoned
any time prior to the Effective Time by mutual consent of the Boards of Directors of EWMS and FAS;

     (b) Failure to Consummate(b) Failure to Consummate. The Merger may be abandoned any time prior to the Effective Time by either EWMS or FAS if, without fault of such terminating party, the Merger shall not have been consummated on or before June 30, 1998, which date may be extended by mutual consent of the parties hereto; provided, that if the only conditions remaining to be satisfied on June 30, 1998 are the conditions expressed in Section 7.03 and if any of such conditions shall not be waived by the party for whose benefit the condition is expressed, then the date on which either EWMS or FAS may terminate this Agreement for failure of the Merger to be consummated in accordance with this Agreement shall be extended to and including December 31, 1998;

     (c) Order of Judicial or Regulatory Authority(c) Order of Judicial or Regulatory Authority. The Merger may be abandoned any time prior to the Effective Time by either EWMS or FAS, if any court of competent jurisdiction in the United States or other governmental body in the United States, other than at the request of the parties, or any affiliate thereof, seeking to terminate this Agreement pursuant to this clause (c), shall have issued an order (other than a temporary restraining order), decree or ruling or taken any other action restraining, enjoining or otherwise prohibiting the Merger, and such order, decree, ruling or other action shall have become final and nonappealable; or

     (d)     Exercise  of  Dissenter's  Rights(d)     Exercise  of  Dissenter's
Rights. The Merger may be abandoned any time prior to the Effective Time by either EWMS or FAS, if either of their respective Boards of Directors determines that in light of the potential liability that might result from the exercise of dissenters' rights under Section 607.1302 of the Florida Business Corporation Act, the Merger would be impracticable, undesirable or not in the best interests of the their respective shareholders.

     9.02 TERMINATION BY EWMS. 9.02 Termination by EWMS This Agreement may be terminated and the Merger may be abandoned by action of the Board of Directors of EWMS, at any time prior to the Effective Time, before or after the approval by the stockholders of EWMS, if (a) FAS shall have failed to comply in any material respect with any of the covenants or agreements contained in Articles V and VII of this Agreement to be complied with or performed by FAS at or prior to such date of termination, (b) there exists a breach or breaches of any representation or warranty of FAS contained in this Agreement or any of the Closing conditions set forth in Section 7.01 are not satisfied; provided, however, that if such breach or breaches are capable of being cured prior to the Effective Time, such breaches shall not have been cured within 15 calendar days of delivery to FAS of written notice of such breach or breaches, (c) FAS shall have furnished or disclosed non-public information to, or commenced negotiations with, a third party with respect to a FAS Acquisition Transaction or FAS Business Combination Transaction (as hereinafter defined) or shall have resolved to do either of the foregoing and publicly disclosed such resolution, (d) the Board of Directors of FAS shall have withdrawn, changed, modified in any manner or taken action inconsistent with its recommendation of this Agreement, the Merger or the other transactions contemplated hereby or thereby or shall have resolved to do any of the foregoing and publicly disclosed such resolution; or
(e) a definitive agreement with respect to a Broker-Dealer Transaction or EWMS Business Combination Transaction (as hereinafter defined) shall have been negotiated and EWMS's Board of Directors, after having received advice from its investment banker or bankers and outside counsel to EWMS, shall have determined in good faith that failure to terminate this Agreement would be inconsistent with the Board's fiduciary duties; provided, however, that two business days' prior written notice shall have been given to FAS (which notice shall include the material terms and conditions, and financing arrangements of, and the identity of the third party proposing, the Broker-Dealer Transaction or EWMS Business Combination Transaction); (f) the Board of Directors of EWMS determines that in light of the potential liability of Executive that might result from EWMS's shareholder(s) exercising their dissenter's rights with respect to the Merger, the Merger would be impractical, undesireable or not in the best interest of EWMS shareholders.

     9.03 TERMINATION BY FAS9.03 Termination by FAS. This Agreement may be terminated and the Merger may be abandoned at any time prior to the Effective Time, before or after the approval by the stockholders of FAS, by action of the Board of the Directors of FAS, if (a) EWMS shall have failed to comply in any material respect with any of the covenants or agreements contained in Articles V and VII of this Agreement to be complied with or performed by EWMS at or prior to such date of termination, (b) there exists a breach or breaches of any representation or warranty of EWMS contained in this Agreement such that the Closing conditions set forth in Section 7.02 would not be satisfied; provided, however, that if such breach or breaches are capable of being cured prior to the Effective Time, such breaches shall not have been cured within 15 calendar days of delivery to EWMS of written notice of such breach or breaches, (c) EWMS shall have furnished or disclosed non-public information to, or commenced negotiations with, a third party with respect to a EWMS Acquisition Transaction or EWMS Business Combination Transaction or shall have resolved to do either of the foregoing and publicly disclosed such resolution, (d) the Board of Directors of EWMS shall have withdrawn, changed, modified in any manner or taken action inconsistent with its recommendation of this Agreement and the Merger or shall have resolved to do any of the foregoing and publicly disclosed such resolution, or (e) a definitive agreement with respect to a Broker-Dealer Transaction or a FAS Business Combination Transaction (as hereinafter defined) shall have been negotiated and FAS's Board of Directors, after having received advice from its investment banker or bankers and outside counsel to FAS, shall have determined in good faith that failure to terminate this Agreement would be inconsistent with the Board's fiduciary duties; provided, however, that two business days' prior written notice shall have been given to EWMS (which notice shall include the material terms and conditions, and financing arrangements of, and the identity of the third party proposing, the Broker-Dealer Transaction or FAS Business Combination Transaction).

     9.04 PROCEDURE FOR TERMINATION9.04 Procedure for Termination. In the event of termination and abandonment of the Merger by EWMS or FAS pursuant to this Article IX, written notice thereof shall forthwith be given to the other.

     9.05     EFFECT  OF  TERMINATION  AND  ABANDONMENT9.05     Effect  of
Termination and Abandonment. In the event of termination of this Agreement and abandonment of the Merger pursuant to this Article IX, no party hereto (or any of its directors or officers) shall have any liability or further obligation to any other party to this Agreement, except as provided in Section 6.05(g), and except that nothing herein shall relieve any party from liability for any breach of this Agreement.


                                    ARTICLE X
               DISPUTE RESOLUTION ARTICLE X     DISPUTE RESOLUTION

     10.1 AGREEMENT DISPUTES. 10.1 Agreement Disputes In the event of a controversy, dispute or claim arising out of, in connection with, or in relation to the interpretation, performance, nonperformance, validity or breach of this Agreement or otherwise arising out of, or in any way related to this Agreement, including, without limitation, any claim based on contract, tort, statute or constitution (singly, an "Agreement Dispute" and collectively, "Agreement Disputes"), the party asserting the Agreement Dispute shall give written notice to the other party of the existence and nature of such Agreement Dispute. Thereafter, the general counsels (or other designated representatives) of the respective parties shall negotiate in good faith for a period no less than 60 days after the date of the notice in an attempt to settle such Agreement Dispute. If after such 60 calendar day period such representatives are unable to settle such Agreement Dispute, any party hereto may commence arbitration by giving written notice to all other party that such Agreement Dispute has been referred to the American Arbitration Association for arbitration in accordance with the provisions of this Article.

     10.2 ARBITRATION IN ACCORDANCE WITH AMERICAN ARBITRATION ASSOCIATION RULES. 10.2 Arbitration in Accordance with American Arbitration Association Rules All Agreement Disputes shall be settled by arbitration in New York, New York, before a single arbitrator in accordance with the rules of the American Arbitration Association (the "Rules"). The arbitrator shall be selected by the mutual agreement of all parties, but if they do not so agree within twenty (20) days after the date of the notice of arbitration referred to above, the selection shall be made pursuant to the Rules from the panels of arbitrators maintained by the American Arbitration Association. The arbitrator shall be an individual with substantial professional experience with regard to resolving or settling sophisticated commercial disputes.

     10.3     FINAL  AND  BINDING  AWARDS.10.3     Final and Binding Awards  Any
award rendered by the arbitrator shall be conclusive and binding upon the parties hereto; provided, however, that any such award shall be accompanied by a written opinion of the arbitrator giving the reasons for the award. This provision for arbitration shall be specifically enforceable by the parties and the decision of the arbitrator in accordance therewith shall be final and binding, and there shall be no right of appeal therefrom. The parties agree to comply with any award made in any such arbitration proceedings that has become final in accordance with the Rules, and agree to the entry of a judgment in any jurisdiction upon any award rendered in such proceedings becoming final under the Rules.

     10.4 COSTS OF ARBITRATION. 10.4 Costs of Arbitration In the award the arbitrator shall allocate, in his or her discretion, among the parties to the arbitration all costs of the arbitration, including, without limitation, the fees and expenses of the arbitrator and reasonable attorneys' fees, costs and expert witness expenses of the parties. Absent such an allocation by the arbitrator, each party shall pay its own expenses of arbitration, and the expenses of the arbitrator shall be equally shared.

     10.5     SETTLEMENT  BY  MUTUAL  AGREEMENT.  10.5     Settlement  by Mutual
Agreement Nothing contained in this Article shall prevent the parties from settling any Agreement Dispute by mutual agreement at any time.


                                   ARTICLE XI
                    OTHER MATTERSARTICLE XI     OTHER MATTERS

     11.01     THE  CLOSING11.01     The  Closing.  The  Closing  (the
"ClosingClosing") shall take place upon such date (the "Effective Time") as the parties hereto may mutually agree upon, but shall be no later than December 1, 1998. The Closing shall take place at such place as may be mutually agreed upon by the parties.

     11.02     SURVIVABILITY  AND  INVESTIGATIONS11.02     Survivability  and
Investigations. The respective representations and warranties of EWMS and FAS contained herein or in any certificates or other documents delivered prior to or at the Closing shall not be deemed waived or otherwise affected by any investigation made by any party hereto and shall not survive the Closing.

     11.03     NATURE  OF  REPRESENTATIONS  AND  WARRANTIES11.03     Nature  of
Representations and Warranties. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance on the representations, warranties, covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for, and any investigation which they might have made or any other representations, warranties, agreements promises or information, written or oral, made by the other party or any other person shall not be deemed a waiver of any breach of any such representation, warranty, covenant or agreement.

     11.05 FURTHER ASSURANCES11.05 Further Assurances. At any time, and from time to time, after the Closing, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

     11.06 WAIVER OF COMPLIANCE AND CONSENTS11.06 Waiver of Compliance and Consents. Any failure of EWMS, on the one hand, or FAS, on the other hand, to comply with any obligation, covenant, agreement or condition herein may be waived by FAS or EWMS, respectively, only by a written instrument signed by the party granting such waiver, but such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure. Whenever this Agreement requires or permits consent by or on behalf of any party hereto, such consent shall be given in writing in a manner consistent with the requirements for a waiver of compliance as set forth in this Section 11.06.

     11.07 NOTICES11.07 Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given if delivered in person or sent by prepaid first class registered or certified mail, return receipt requested to the following addresses, or such other addresses as are given to other parties in the manner set forth herein:

     FAS  and  MergerSub:     FAS  Group,  Inc.
          14358  Golden  Sunset  Lane
          Poway,  California  92064
          Attn:  Jack  A.  Alexander,  President

     FAS  Founder:     Jack  A.  Alexander
          14358  Golden  Sunset  Lane
          Poway,  California  92064

     With  a  copy  to:     Sonfield  &  Sonfield
          770  South  Post  Oak  Lane
          Houston,  Texas  77056
          Attn:  Robert  L.  Sonfield,  Jr.,  Esq.

     EWMS:     Executive  Wealth  Management  Services,  Inc.
          SouthTrust  Bank  Plaza
          1800  Second  Street,  Suite  780
          Sarasota,  Florida  34236
          Attn:  Guy  S.  Della  Penna,  President

     Stockholder:     Guy  S.  Della  Penna
          SouthTrust  Bank  Plaza
          1800  Second  Street,  Suite  780
          Sarasota,  Florida  34236

     With  a  copy  to:     Michael  Hric,  P.A.
          2801  Fruitville  Road,  Suite  100
          Sarasota,  Florida  34237
          Attn:  Michael  Hric,  Esq.

     11.08 INTERPRETATION11.08 Interpretation. The article and section headings contained in this Agreement are solely for the purpose of reference, are not part of the agreement of the parties and shall not in any way affect the meaning or interpretation of this Agreement. As used in this Agreement, (i) the term "personPerson" shall mean and include an individual, a partnership, a joint venture, a corporation, a trust, an association, a company, an unincorporated organization, a government or any department, political subdivision or agency thereof; and (ii) the term "SubsidiarySubsidiary" of any specified corporation shall mean any corporation of which a majority of the outstanding securities having ordinary voting power to elect a majority of the board of directors is directly or indirectly beneficially owned by such specified corporation or any other person of which a majority of the equity interests therein is, directly or indirectly, owned by such specified corporation.

     11.09     COUNTERPARTS11.09     Counterparts.  This  Agreement  may  be
executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     11.10     GOVERNING  LAW11.10     Governing  Law.  This  Agreement shall be
governed  by  the  laws  of  the  State  of  Delaware.

     11.11     BINDING  EFFECT11.11     Binding Effect.  This Agreement shall be
binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors and assigns.

     11.12 ENTIRE AGREEMENT11.12 Entire Agreement. This Agreement is the entire agreement of the parties covering everything agreed upon or understood in the transaction. There are no oral promises, conditions, representations, understandings, interpretations or terms of any kind as conditions or inducements to the execution hereof.

     11.13     TIME11.13     Time.  Time  is  of  the  essence.

     11.14     SEVERABILITY11.14     Severability.  If  any  part  of  this
Agreement is determined by a court of competent jurisdiction to be unenforceable, the balance of the Agreement shall remain in full force and effect.

     11.15 DEFAULT COSTS11.15 Default Costs. In the event any party hereto has to resort to legal action to enforce any of the terms hereof, such party shall be entitled to collect attorneys' fees and other costs from the party in default.

     IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.


Attest:     FAS  Group,  Inc.


By:/s/Jack  A.  Alexander          By:/s/Jack  A.  Alexander
   ----------------------             ----------------------
     Jack  A.  Alexander,  Secretary     Jack  A.  Alexander,  President



Attest:     FAS  Wealth  Management  Services,  Inc.


By:/s/Jack  A.  Alexander          By:/s/Jack  A.  Alexander
   ----------------------             ----------------------
     Jack  A.  Alexander,  Secretary     Jack  A.  Alexander,  President



Attest:     Executive  Wealth  Management  Services,  Inc.


By:/s/Bonnis  S.  Gilmore          By:/s/Guy  S.  Della  Penna
   ----------------------             ------------------------
     Bonnie  S.  Gilmore,  Secretary          Guy  S.  Della  Penna,  President


     STOCKHOLDER     FAS  FOUNDER


/s/Guy  S.  Della  Penna          /s/Jack  A.  Alexander
------------------------          ----------------------
     Guy  S.  Della  Penna     Jack  A.  Alexander

                               Exhibit B - Page 1
                                    EXHIBIT B



                       __________________________________


                            ASSET PURCHASE AGREEMENT

                                  by and among


                                FAS GROUP, INC.,
                             A Delaware corporation

                                       and

                      FAS WEALTH MANAGEMENT SERVICES, INC.
                             A Delaware corporation

                                  as Purchaser







                          MIDAS INVESTMENT GROUP, INC.
                            D/B/A BILTMORE SECURITIES
                              A Florida corporation

                                    as Seller


                       __________________________________








                                 August 14, 1998

                               Exhibit B - Page 2
                               Exhibit B - Page 3
                                TABLE OF CONTENTS

          PAGE
1.  TERMS  OF  TRANSFER     2
(a)  Properties  and  Assets     2
(b)  Assumption  of  Liabilities     3
(c)  Alternative  to  Physical  Delivery     3
(d)  Third  Party  Consents     3
2.  REPRESENTATIONS  AND  WARRANTIES  OF  SELLER     3
(a)  Properties  and  Assets     4
(b)  Due  Authorization,  Etc     4
(c)  Disclosure  of  Material  Facts     4
(d)  Title  to  Assets     4
(e)  Compliance;  Governmental  Authorization     4
(f)  Brokerage  Fees     4
3.  REPRESENTATIONS  AND  WARRANTIES  OF  FAS  WEALTH  AND  FAS  GROUP     4
(a)  FAS  Note     4
(b)  Due  Authorization,  Etc     4
(c)  Litigation,  Etc     4
(d)  Due  Organization,  Etc     5
(e)  Disclosure  of  Material  Facts     5
(f)  Compliance;  Governmental  Authorization     5
(g)  Brokerage  Fees     5
4.  AFFIRMATIVE  COVENANTS  OF  SELLER     5
5.  AFFIRMATIVE  COVENANTS  OF  FAS  GROUP  AND  FAS  WEALTH     5
6.  CONDITIONS  PRECEDENT  TO  OBLIGATIONS  OF  SELLER     5
(a)  Accuracy  of  Representations  and  Warranties     5
(b)  Compliance  with  Covenants  and  Conditions     5
(c)  Notes  and  Security  Agreements     5
(d)  Approval  of  the  Transfer     6
(e)  Opinion  of  FAS  Group's  Counsel     6
(f)  Officer's  Certificate  of  FAS  Wealth  and  FAS  Group     6
7.  CONDITIONS  PRECEDENT  TO  OBLIGATIONS  OF  FAS  WEALTH  AND FAS GROUP     6
(a)  Accuracy  of  Representations  and  Warranties     6
(b)  Compliance  with  Covenants  and  Conditions     7
(c)  Delivery  of  Non-Competition  Agreement     7
(d)  Delivery  of  Confidentially  Agreement     7
(e)  Delivery  of  Bills  of  Sale     7
(f)  Opinion  of  Seller's  Counsel     7
(g)  Certificate  of  Officer  of  Seller     7
(h)  Transfer  of  Registered  Representatives     7
(i)  Execution  of  Registered  Representative  Agreements     7
(j)  Execution  of  Licensee  Agreements     7
8.  CLOSING     7
(a)  Documents  at  Closing     7
(i)  Deliveries  by  Seller     7
(ii)  Deliveries  by  FAS     8
(b)  Nature  of  Representations  and  Warranties     8
9.  INDEMNIFICATION     8
(a)  Indemnification  by  Seller     8
(b)  Indemnification  by  FAS  Group  and  FAS  Wealth     9
(c)  Computation  of  Losses     9
(d)  Notice  to  Indemnifying  Party     9
(e)  Defense  by  Indemnifying  Party     10
10.  MISCELLANEOUS.     10
(a)  Further  Assurances     10
(b)  Waiver     10
(c)  Notices     10
(d)  Headings     11
(e)  Counterparts     11
(f)  Governing  Law     11
(g)  Binding  Effect     11
(h)  Entire  Purchase  Agreement     11
(i)  Time     11
(j)  Severability     11
(k)  Default  Costs     11
(l)  Construction     11

                                    EXHIBITS


A.     Assets sold to FAS Group, Inc. and Agreements and Contracts to be Assumed
B.     Assets  sold  to  Florida  OSJ and Agreements and Contracts to be Assumed
C.     Assets  sold  to  New York OSJ and Agreements and Contracts to be Assumed
D.     Form  of  FAS  Note  and  Security  Agreement
E.     Form  of  Florida  OSJ  Note  and  Security  Agreement
F.     Form  of  New  York  OSJ  Note  and  Security  Agreement
G.     Form  of  FAS  Bill  of  Sale
H.     Form  of  Florida  OSJ  Bill  of  Sale
I.     Form  of  New  York  OSJ  Bill  of  Sale
J.     Form  of  Opinion  of  FAS  Group  and  FAS  Wealth's  Counsel
K.     Form  of  Opinion  of  Seller's  Counsel
L.     Form  of  Agreement  not  to  Compete
M.     Form  of  Confidentiality  Agreement

                                Exhibit B - Page
                                Exhibit B - Page
                            ASSET PURCHASE AGREEMENT


     This Asset Purchase Agreement ("Purchase Agreement") is made and entered into as of the 14th day of August, 1998, by and among FAS Group, Inc., a Delaware corporation (hereinafter referred to as "FAS Group"), FAS Wealth Management Services, Inc., a Delaware corporation (hereinafter referred to as "FAS Wealth"), Midas Investment Group, Inc. d/b/a Biltmore Securities, a Florida corporation (hereinafter referred to as "Seller").


                                R E C I T A L S:
                                ---------------

     FAS intends to be a full service, national retail, independent contractor, investment banking firm focused on retail brokerage, investment banking, trading, affinity group marketing and asset management. For this purpose FAS Group and its affiliates will provide certain services to Registered Securities Principals and Registered Representatives which assist them in performing their business; and will enter into license agreements with Registered Securities Principals who desire to operate a general securities business and to engage
Registered  Representatives  to  conduct  their  business.

The  executive  offices  of FAS is 14358 Golden Sunset, Poway, California 92064;
the  telephone  number  is  619-486-4955.

     In order to accomplish its objective, FAS entered into a Merger Agreement with Executive Wealth Management Services, Inc. ("Executive"), a Sarasota, Florida based publicly held broker-dealer. Under the terms of the Merger Agreement, Executive will become a wholly owned subsidiary of FAS with its name changed to FAS Wealth Management Services, Inc.

Executive is located at 2323 Stickney Point Road, Sarasota, Florida 34231, and its telephone number is 941-921-9700.

     Jack A. Alexander, as a founder and on behalf of FAS, entered into an Agreement and Plan of Merger dated May 7, 1998 (the "Merger Agreement") among
Executive and certain shareholders of Executive whereby a wholly owned subsidiary of FAS, newly created under the General Corporation Laws of Delaware, will merge with and into Executive with Executive surviving the merger (the "Merger"). The Merger will result in:

     Executive  being  governed  by  Delaware  law;
     Certain officers and directors of Executive becoming officers and directors of FAS;
     Executive's name being changed to FAS Wealth Management Services, Inc.; and Executive becoming a wholly owned subsidiary of FAS.

     FAS Group and FAS Wealth, as the post-merger name of Executive, are sometimes collectively referred to as "FAS."

     As a part of the purchase and sale contemplated by this Purchase Agreement one or more Registered Securities Principals will establish an office in the vicinity of Ft. Lauderdale, Florida for the purpose of operating a general securities business and to engage Registered Representatives to conduct their business out of such office. Such office will be operated as an Office of Supervisory Jurisdiction (as that term is defined by the National Association of Securities Dealers, Inc. ("NASD")). Such office in or around Ft. Lauderdale, Florida is hereinafter referred to as the "Florida OSJ." In addition, as a part of the Purchase Agreement one or more Registered Securities Principals will establish an office in the vicinity of New York, New York for the purpose of operating a general securities business and to engage Registered Representatives to conduct their business out of such office. Such office will be operated as an Office of Supervisory Jurisdiction. Such office in or around New York, New York is hereinafter referred to as the "New York OSJ."

     FAS desires to acquire from Seller for itself the Florida OSJ and the New York OSJ the following described assets and Seller desires to effect such transfer (the "Transfer").

     furniture fixtures and equipment (FF&E") with an agreed value of $580,000; $100,000 clearing deposit with J.B. Oxford; and approximately 50 NASD registered representatives (the "Registered Reps").

     In addition, FAS desires to assist Seller in the orderly liquidation of Seller's inventory of marketable securities (the "Securities Inventory").

     NOW, THEREFORE, for the mutual consideration set out herein, the parties hereto agree as follows:

     1. TERMS OF TRANSFER1. TERMS OF TRANSFER. On the basis of the representations, warranties, covenants, and agreements contained in this Purchase Agreement and subject to the terms and conditions of this Purchase
Agreement:

          1(a) PROPERTIES AND ASSETS. (a) Properties and Assets Seller shall sell, assign, transfer, and convey to FAS Group or FAS Wealth, as appropriate, all properties and assets of Seller described in Exhibit A (the "FAS Assets"). Seller shall assign, transfer and convey to the Florida OSJ all properties and assets of Seller described in Exhibit B (the "Florida Assets"). Seller shall assign, transfer and convey to the New York OSJ all properties and assets Seller described in Exhibit C (the "New York Assets"). In consideration for such sale assignment, transfer and conveyance FAS, FAS Wealth, the Florida OSJ or the New York OSJ, as appropriate, shall deliver to Seller the following:

               (i) A Promissory Note and Security Agreement executed by FAS Group substantially in the form of Exhibit D (the "FAS Note" and the "FAS Security Agreement");

               (ii) A Promissory Note and Security Agreement executed by the Florida OSJ substantially in the form of Exhibit E (the "Florida OSJ Note" and the "Florida OSJ Security Agreement"); and

               (iii) A Promissory Note and Security Agreement executed by the New York OSJ substantially in the form of Exhibit F (the "New York OSJ Note" and the "New York OSJ Security Agreement").

               (iv) FAS will assume at the Closing all obligations and liabilities of Seller in connection with the agreements and the contracts to be assumed described in Exhibit A, except:

               (A) Any tax or other obligation or liability arising out of or based upon the transactions contemplated by this Purchase Agreement or incurred by Seller by reason of the execution of this Purchase Agreement; and

               (B) Any obligation or liability under any contract, agreement, instrument, lease, license, understanding, or arrangement which is assigned by Seller to FAS if (I) failure to obtain a required consent to assignment by Seller to FAS deprives FAS of the enjoyment of any of Seller's rights thereunder, (II) that contract, agreement, instrument, lease, license, understanding or arrangement is not assigned by Seller to FAS as a result of
Section  1(d)  or  otherwise,  or  (III)  a  party  is  in  default  thereunder.

               (v) The Florida OSJ will assume at the Closing all obligations and liabilities of Seller in connection with the agreements and the contracts to be assumed described in Exhibit B, except:

               (A) Any tax or other obligation or liability arising out of or based upon the transactions contemplated by this Purchase Agreement or incurred by Seller by reason of the execution of this Purchase Agreement; and

               (B) Any obligation or liability under any contract, agreement, instrument, lease, license, understanding, or arrangement which is assigned by Seller to the Florida OSJ if (I) failure to obtain a required consent to assignment by Seller to the Florida OSJ deprives the Florida OSJ of the enjoyment of any of Seller's rights thereunder, (II) that contract, agreement, instrument, lease, license, understanding or arrangement is not assigned by Seller to the Florida OSJ as a result of Section 1(d) or otherwise, or (III) a party is in default thereunder.

               (vi) The New York OSJ will assume at the Closing all obligations and liabilities of Seller in connection with the agreements and the contracts to be assumed described in Exhibit C, except:

               (A) Any tax or other obligation or liability arising out of or based upon the transactions contemplated by this Purchase Agreement or incurred by Seller by reason of the execution of this Purchase Agreement; and

               (B) Any obligation or liability under any contract, agreement, instrument, lease, license, understanding, or arrangement which is assigned by Seller to The New York OSJ if (I) failure to obtain a required consent to assignment by Seller to The New York OSJ deprives The New York OSJ of the enjoyment of any of Seller's rights thereunder, (II) that contract, agreement, instrument, lease, license, understanding or arrangement is not assigned by Seller to The New York OSJ as a result of Section 1(d) or otherwise, or (III) a party is in default thereunder.

          1(b) ASSUMPTION OF LIABILITIES. (b) Assumption of Liabilities Except as set forth in Section 1(a)(iv), FAS Wealth shall not assume or be responsible for any obligation or liability of Seller of any nature, accrued or contingent. Except as set forth in Section 1(a)(v), the Florida OSJ shall not assume or be responsible for any obligation or liability of Seller of any nature, accrued or contingent. Except as set forth in Section 1(a)(vi), the New York OSJ shall not assume or be responsible for any obligation or liability of Seller of any nature, accrued or contingent

          1(c)     ALTERNATIVE  TO  PHYSICAL  DELIVERY.  (c)  Alternative  to
Physical Delivery With respect to any properties or assets sold hereunder that cannot be physically delivered because they are in the possession of third parties, or otherwise, Seller shall give irrevocable instructions to the party in possession thereof, if such be the case, with copies to FAS, that all right, title, and interest therein have been vested in the party named above and that the same are to be held for such party's exclusive use and benefit.

          1(d) THIRD PARTY CONSENTS. (d) Third Party Consents To the extent that the assignment by Seller of any contract, agreement, lease, license, instrument, understanding, or arrangement to be assigned hereunder shall require the consent of a party other than Seller which has not been obtained by the Closing and if FAS shall nevertheless elect to consummate the transactions contemplated by this Purchase Agreement, this Purchase Agreement shall not constitute an agreement to assign the same if an attempted assignment without such consent would constitute a breach thereof unless FAS before, at, or after the Closing elects in a writing delivered to Seller, specifically identifying such absent consent, to waive such consent.

     2.     REPRESENTATIONS  AND  WARRANTIES  OF  SELLER2.  REPRESENTATIONS  AND
WARRANTIES OF SELLER. Seller, as a material inducement to FAS Wealth and FAS Group to enter into this Purchase Agreement and consummate the transactions contemplated hereby, make the following representations and warranties to FAS Wealth and FAS Group, which representations are true and correct at this date, and will be true and correct on the Closing Date as though made on and as of such date:

          2(a) PROPERTIES AND ASSETS. (a) Properties and AssetsThe properties and assets to be transferred by Seller at Closing will be free and clear of all liens, mortgages, securities interests, pledges, charges and encumbrances (except as are listed in Exhibit A, B or C).

          2(b) DUE AUTHORIZATION, ETC. (b) Due Authorization, EtcThis Purchase Agreement has been duly authorized, executed, and delivered by Seller, and constitutes a legal, valid, and binding obligation of Seller, enforceable in accordance with its terms; no consent of any federal, state, municipal or other governmental authority is required by Seller for the execution, delivery or performance of this Purchase Agreement by Seller; no consent of any party to any contract or agreement to which Seller is a party or by which any of its property or assets are subject is required for the execution, delivery or performance of this Purchase Agreement by Seller.

          2(c) DISCLOSURE OF MATERIAL FACTS. (c) Disclosure of Material Facts Seller has, and at the Closing Date will have, disclosed to FAS Wealth and FAS Group all events, conditions and facts materially affecting the business and prospects of Seller; and Seller shall not and will not have, at the Closing Date, withheld disclosure of any events, conditions, and facts which it may have knowledge of, or have reasonable grounds to know may materially, adversely affect the business and prospects of Seller.

          2(d) TITLE TO ASSETS. (d) Title to Assets Seller has good and marketable title to all of its assets agreed to be conveyed free of any liens and encumbrances.

          2(e) COMPLIANCE; GOVERNMENTAL AUTHORIZATION. (e) Compliance; Governmental Authorization Seller has complied in all respects with all Federal, state, local, or foreign laws, ordinances, regulations, and orders applicable to the assets to be conveyed, including without limitation applicable federal and state securities laws as of the Closing Date.

          2(f) BROKERAGE FEES. (f) Brokerage Fees Seller has not incurred, nor will Seller incur, any liability for brokerage or finder's fees or similar charges in connection with this Purchase Agreement or any of the transactions contemplated hereby.

     3. REPRESENTATIONS AND WARRANTIES OF FAS WEALTH AND FAS GROUP3. REPRESENTATIONS AND WARRANTIES OF FAS WEALTH AND FAS GROUP. FAS Wealth and FAS Group, as a material inducement to Seller to enter into this Purchase Agreement and consummate the transactions contemplated hereby, makes the following representations and warranties to Seller, which representations are true and correct at this date, and will be true and correct on the Closing Date as though made on and as of such date:

          3(a) FAS NOTE. (a) FAS Note The FAS Note to be delivered to Seller at Closing will be duly authorized, executed, and delivered by FAS Group, and constitute a legal, valid, and binding obligation of FAS Group, enforceable in accordance with its terms

          3(b) DUE AUTHORIZATION, ETC. (b) Due Authorization, Etc This Purchase Agreement has been duly authorized, executed, and delivered by FAS Wealth and FAS Group, and constitutes a legal, valid, and binding obligation of FAS Wealth and FAS Group, enforceable in accordance with its terms; no consent of any federal, state, municipal or other governmental authority is required by FAS Wealth or FAS Group for the execution, delivery or performance of this Purchase Agreement by FAS Wealth and FAS Group; no consent of any party to any contract or agreement to which FAS Wealth or FAS Group is a party or by which any of its property or assets are subject is required for the execution, delivery or performance of this Purchase Agreement by FAS Wealth and FAS Group.

          3(c) LITIGATION, ETC. (c) Litigation, Etc There are no actions, suits, claims, investigations or legal or administrative or arbitration proceedings pending or threatened against FAS Wealth, its assets or business, whether at law or in equity, or before or by any Federal, state, municipal, local, foreign or other governmental department, commission, board, bureau, agency or instrumentality; nor does FAS Wealth know or have any reason to know of a threat of such litigation or any basis for any such action, suit, claim, investigation or proceeding.

          3(d) DUE ORGANIZATION, ETC. (d) Due Organization, Etc FAS Wealth and FAS Group are both corporations duly organized, validly existing and in good standing under the laws of the State of Delaware, and has the corporate power to own their respective properties and to carry on their respective business as now being conducted and proposed to be conducted after the Closing Date. The Articles of Incorporation and By-Laws of FAS Wealth and FAS Group as in effect on the Closing Date, have been delivered to Seller and are made a part hereof.

          3(e) DISCLOSURE OF MATERIAL FACTS. (e) Disclosure of Material Facts FAS Wealth has, and at the Closing Date will have, disclosed to Seller all events, conditions and facts materially affecting the business and prospects of FAS Wealth; and FAS Wealth has not and will not have, at the Closing Date, withheld disclosure of any events, conditions, and facts which it may have knowledge of, or have reasonable grounds to know may materially, adversely affect the business and prospects of FAS Wealth.

          3(f) COMPLIANCE; GOVERNMENTAL AUTHORIZATION. (f) Compliance; Governmental Authorization FAS Wealth has complied in all respects with all Federal, state, local, or foreign laws, ordinances, regulations, and orders applicable to its business, including without limitation applicable federal and state securities laws prior to the Closing Date.

          3(g) BROKERAGE FEES. (g) Brokerage Fees Neither FAS Wealth nor FAS Group have incurred, or will either of them incur, any liability for brokerage or finder's fees or similar charges in connection with this Agreement or any of the transactions contemplated hereby.

     4. AFFIRMATIVE COVENANTS OF SELLER4. AFFIRMATIVE COVENANTS OF SELLER. Seller covenants to and with FAS Group and FAS Wealth that as a part of the Transfer, and a condition of closing, Biltmore, as Placement Agent, will privately offer and sell a $1,500,000 equity offering of FAS in the form of 750,000 units at an offering price of $2.00 per unit (the "Units"). Each Unit will consist of one share of FAS Class A Common Stock, par value $.001 per share ("FAS Common Stock"), and one common stock purchase warrant each entitling the holder to purchase one share of FAS Common Stock at a price of $5.00 per share ("FAS Warrants"). The FAS Warrants will be for a term of three years, immediately exercisable, non callable, contain the customary anti-dilution provisions and unlimited piggy-back registration rights. The registration rights will contain the customary market stand off agreement and underwriter lock up provisions. The offering proceeds will be delivered to FAS Group on the Closing Date.

     5. AFFIRMATIVE COVENANTS OF FAS GROUP AND FAS WEALTH5. AFFIRMATIVE COVENANTS OF FAS GROUP AND FAS WEALTH. FAS and FAS Wealth covenant to and with Seller to use its reasonable best commercial efforts to assist the NASD and any other federal, state, local government, regulatory organization or self regulatory organization having authority over the business of either Seller, FAS Group or FAS Wealth to approve the Transfer prior to the Closing Date.

     6. CONDITIONS PRECEDENT TO OBLIGATIONS OF SELLER6. CONDITIONS PRECEDENT TO OBLIGATIONS OF SELLER. All obligations of Seller under this Purchase Agreement are subject to the fulfillment, prior to or on the Closing
Date,  of  each  of  the  following  conditions:

          6(a) ACCURACY OF REPRESENTATIONS AND WARRANTIES. (a) Accuracy of Representations and Warranties The representations and warranties by or on behalf of FAS Wealth and FAS Group contained in this Purchase Agreement or in any certificate or document delivered to Seller pursuant to the provisions hereof shall be true in all material respects at and as of the time of Closing as though such representations and warranties were made at and as of such time.

               6(b) COMPLIANCE WITH COVENANTS AND CONDITIONS. (b) Compliance with Covenants and Conditions FAS Wealth and FAS Group shall have performed and complied with all covenants, agreements, and conditions required by this Purchase Agreement to be performed or complied with by them prior to or at the Closing;

          6(c) NOTES AND SECURITY AGREEMENTS. (c) Notes and Security Agreements FAS Wealth shall have delivered to Seller the duly executed (i) FAS Note and FAS Security Agreement in the form attached as Exhibit D, (ii) Florida OSJ Note and Florida OSJ Security Agreement in the form attached as Exhibit E, and (iii) New York OSJ Note and New York OSJ Security Agreement in the form attached as Exhibit F.

          6(d) APPROVAL OF THE TRANSFER(d) Approval of the Transfer. The NASD and any other federal, state, local government, regulatory organization or self regulatory organization having authority over the business of either Seller, FAS Group or FAS Wealth shall have approved the Transfer.

          6(e) OPINION OF FAS GROUP'S COUNSEL. (e) Opinion of FAS Group's Counsel FAS Group shall have delivered to Seller an opinion of FAS Group's counsel, in the form of Exhibit H, dated the Closing Date, to the effect that:

               (i) FAS Group and FAS Wealth are corporations duly organized, validly existing and in good standing under the laws of the State of Delaware;

               (ii) FAS Wealth is a member in good standing of the NASD and has the corporate power to carry on its business as now being conducted;

               (iii) This Purchase Agreement has been duly authorized, executed and delivered by FAS Wealth and FAS Group and is a valid and binding obligation of FAS Wealth and FAS Group, enforceable in accordance with its terms, except to the extent that enforcement is limited by applicable bankruptcy, reorganization, insolvency, moratorium, or similar laws affecting creditors' rights and remedies generally or by general equity principles (and excepting specific performance as a remedy);

               (iv) FAS Wealth and FAS Group have taken all corporate action necessary for its due performance under this Purchase Agreement;

               (v) The execution and delivery by FAS Wealth and FAS Group of this Purchase Agreement and the consummation of the transactions contemplated hereby will not conflict with or result in a breach of any provisions of, FAS Wealth's or FAS Group's Articles of Incorporation or By-Laws or, to the best of such counsel's knowledge after inquiry and based upon information provided by FAS Wealth and FAS Group, constitute a default under or give rise to a right of termination, acceleration, or cancellation under any agreement under which FAS Wealth or FAS Group or any of their properties are bound or violate any court order, writ or decree of injunction applicable to FAS Wealth or FAS Group;

               (vi) Such counsel does not know, after inquiry, of any actions, suits or other legal proceedings or investigations pending or threatened against or relating to or materially adversely affecting FAS Wealth or FAS Group.

          6(f) OFFICER'S CERTIFICATE OF FAS WEALTH AND FAS GROUP. (f) Officer's Certificate of FAS Wealth and FAS Group There shall be delivered to Seller an officer's certificate, signed by Jack A. Alexander, Chairman & CEO of FAS Wealth and FAS Group, to the effect that to the best of his knowledge all of the representations and warranties of FAS Wealth set forth herein are true and complete in all material respects as of the Closing Date, and that FAS Wealth and FAS Group have complied in all material respects with its covenants and agreements set forth herein required to be complied with by the closing.

     7. CONDITIONS PRECEDENT TO OBLIGATIONS OF FAS WEALTH AND FAS GROUP7. CONDITIONS PRECEDENT TO OBLIGATIONS OF FAS WEALTH AND FAS GROUP. All obligations of FAS Wealth and FAS Group under this Purchase Agreement are subject to the fulfillment, prior to or on the Closing Date, of each of the following conditions:

          7(a) ACCURACY OF REPRESENTATIONS AND WARRANTIES. (a) Accuracy of Representations and Warranties The representations and warranties by Seller contained in this Purchase Agreement or in any certificate or document delivered to FAS pursuant to the provisions hereof shall be true in all material respects at and as of the time of Closing as though such representations and warranties were made at and as of such time.

          7(b) COMPLIANCE WITH COVENANTS AND CONDITIONS. (b) Compliance with Covenants and Conditions2 Seller shall have performed and complied with all covenants, agreements, and conditions required by this Purchase Agreement to be performed or complied with by them prior to or at the Closing;

          7(c) DELIVERY OF NON COMPETITION AGREEMENT. (c) Delivery of Non-Competition Agreement Seller shall have delivered to FAS a duly executed Agreement not to Compete in the form attached as Exhibit L.

          7(d) DELIVERY OF CONFIDENTIALLY AGREEMENT. (d) Delivery of Confidentially Agreement Seller shall have delivered to FAS a duly executed
Confidentially  Agreement  in  the  form  attached  as  Exhibit  M.

          7(e) DELIVERY OF BILLS OF SALE. (e) Delivery of Bills of Sale Seller shall have delivered the FAS Bill of Sale, Florida OSJ Bill of Sale and the New York OSJ Bill of Sale substantially in the form of Exhibits G, H and I respectively.

          7(f) OPINION OF SELLER'S COUNSEL. (f) Opinion of Seller's Counsel Seller shall have delivered to FAS Group an opinion of Seller's Counsel substantially in the form of Exhibit K.

          7(g) CERTIFICATE OF OFFICER OF SELLER. (g) Certificate of Officer of Seller There shall be delivered to FAS Group a certificate executed by Elliot A. Loewenstern, individually and on behalf of Seller and Richard Bronson to the effect that all of the representations and warranties of the Seller set forth herein are true and complete in all material respects as of the Closing Date, and that Seller has complied in all material respects with its covenants and agreements set forth therein required to be complied with it by the closing.

          7(h) TRANSFER OF REGISTERED REPRESENTATIVES.(h) Transfer of Registered Representatives With some exceptions, the persons who are registered with the NASD as representatives of Seller immediately prior to the Closing Date shall have been transferred to and become Registered Representatives of FAS Wealth.

          7(i)  EXECUTION  OF  REGISTERED  REPRESENTATIVE  AGREEMENTS.  (i)
Execution of Registered Representative Agreements Each Registered Representative transferred from Seller to FAS Wealth shall have executed a Registered Representative Agreement, as independent contractor, with FAS Wealth substantially in the form provided by FAS Wealth.

          7(j) EXECUTION OF LICENSEE AGREEMENTS. (j) Execution of Licensee Agreements One or more of the Registered Principals representing the NY OSJ and one or more Registered Principals representing the FL OSJ transferred from Seller to FAS Wealth shall have executed a Licensee Agreement with respect to the operation of the NY OSJ and FL OSJ respectively, with FAS Wealth substantially in the form provided by FAS Wealth. The Licensee Agreement will provide for a payout of gross commissions (as that term is customarily defined in the Licensee Agreement) of 82% to the NY OSJ and FL OSJ respectively for the first two years of the respective agreements and 85% thereafter.

     8. CLOSING8. CLOSING. The Closing (the "Closing") shall take place upon such date (the "Closing Date") as the parties hereto may mutually agree upon, but shall be effective August 31, 1998. The Closing shall take place at such place as may be mutually agreed upon by the parties.

          8(a) DOCUMENTS AT CLOSING(a) Documents at Closing. At the Closing, the following transactions shall occur, all of such transactions being deemed to occur simultaneously:

     (i) DELIVERIES BY SELLER. (i) Deliveries by Seller Seller will deliver, or cause to be delivered, to FAS Group the following:

               (A) a certificate from the Secretary of the State of Florida dated at or about the date of the Closing to the effect that Seller is in good standing under the laws of the said state;

               (B) The documents agreed to be delivered by Seller described in Sections 7(c), 7(d), 7(e) and 7(f).

               (C) An assignment in form and substance reasonably acceptable to counsel for FAS transferring the $100,000 owned by Seller on deposit with J.B. Oxford & Co. to FAS Wealth.

               (D) such other instruments, documents and certificates, if any, as are required to be delivered pursuant to the provisions of this Purchase Agreement or which may be reasonably requested in furtherance of the provisions of this Purchase Agreement.

               (ii) DELIVERIES BY FAS. (ii) Deliveries by FAS FAS Wealth or FAS Group will deliver or cause to be delivered to Seller:

     (A) a Certificate from the Secretary of State of Delaware dated at or about the date of Closing that FAS Wealth and FAS Group are in good standing under the laws of said state;

                    (B) the documents agreed to be delivered by FAS Group or FAS Wealth described in Sections 6(c), 6(e) and 6(f).

                    (C) an agreement in form and substance reasonably acceptable to counsel for Seller whereby FAS agrees to assist Seller in the orderly liquidation of the Securities Inventory. Said agreement shall provide that neither FAS Group nor FAS Wealth shall assume any risk for fluctuations in market price of the Securities Inventory.

     (D) such other instruments and documents, if any, as are required to be delivered pursuant to the provisions of this Purchase Agreement, or which may be reasonably requested in furtherance of the provisions of this Purchase Agreement.

     8(b) NATURE OF REPRESENTATIONS AND WARRANTIES(b) Nature of Representations and Warranties. All of the parties hereto are executing and carrying out the provisions of this Purchase Agreement in reliance on the representations, warranties, covenants and agreements contained in this Purchase Agreement or at the Closing of the transactions herein provided for, and any investigation which they might have made or any other representations, warranties, agreements promises or information, written or oral, made by the other party or any other person shall not be deemed a waiver of any breach of any such representation, warranty, covenant or agreement.

     9.     INDEMNIFICATION9.  INDEMNIFICATION.

     9(a) Indemnification by Seller(a) Indemnification by Seller. The Seller, shall indemnify, defend and hold harmless (i) FAS Group and FAS Wealth, and (ii) each of their respective shareholders, directors, officers, employees, agents, attorneys and representatives, from and against any and all Losses which may be incurred or suffered by any such party and which may arise out of or result from:

          (i) provided FAS's claim therefor is instituted by written notice within two years from the Closing Date, any breach of any representation, warranty, covenant or agreement of the Seller contained in this Purchase Agreement or in any other documents executed or delivered in connection with this Purchase Agreement, including, without limitation, any attempt (whether or not successful) by any Person to cause or require FAS Group or FAS Wealth to pay, perform or discharge any debt, obligation, deficiency, liability or commitment the existence of which constitutes a breach of any such representation, warranty, covenant or agreement;

               (ii) any litigation, arbitration, governmental investigation, suit, action or other proceeding and any liability, other than those specifically assumed by FAS Group or FAS Wealth;

               (iii) any obligation for taxes of the Seller, other than those, if any, specifically assumed by Purchaser pursuant to Section 3.1;

          (iv) any other debt, liability or obligation of the Seller, direct or indirect, fixed, contingent or otherwise, now or as of the Effective Time known or unknown, and whether or not then due or payable, which exists at or as of the Effective Time or which arises after the Effective Time but which is based upon or arises from any act, omission, transaction, circumstance, sale of goods or services, state of facts or other condition which occurred or existed on or before the Effective Time, except to the extent the same are expressly assumed by FAS Group or FAS Wealth pursuant to Section 3.1; and

               (v) any and all actions, suits, proceedings, claims, demands, assessments, judgments, arbitration awards, costs and expenses, including, without limitation, legal fees and expenses, incurred in enforcing this indemnity.

          9(b)     INDEMNIFICATION  BY  FAS  GROUP  AND  FAS  WEALTH(b)
Indemnification by FAS Group and FAS Wealth. Provided the Seller's claim therefor is instituted by written notice within two years from the Closing Date, FAS Group and FAS Wealth ("FAS") shall indemnify, defend and hold harmless the Seller from and against any Losses arising out of or due to (i) a breach of any representation, warranty, covenant or agreement of FAS contained in this Purchase Agreement or in any document executed in connection herewith; (ii) any liability or obligation assumed by FAS pursuant to Section 1; and (iii) any claim, suit, action or proceeding which pertains to the ownership, organization, operation or conduct of the business by FAS after the Closing (other than a claim, suit, action or proceeding the likelihood of which should have been disclosed by the Seller pursuant to any provision of this Purchase Agreement) or to the other affairs of FAS prior to or after the Closing.

          9(c)     COMPUTATION  OF  LOSSES(c)  Computation  of  Losses.  For
purposes of calculating any Losses suffered by an indemnified party pursuant to Sections 9(a) or 9(b) hereof or under any other specific indemnification covenant contained in this Purchase Agreement, the amount of the Losses suffered by the indemnified party shall be the net amount of damage so suffered after giving effect to any insurance proceeds recoverable with respect to such matter and to any tax benefits attributable to such damage or to be derived therefrom in the same year or in a subsequent taxable period, and each Loss shall bear interest at the rate of ten percent (10%) per annum from the date incurred to the date the indemnification payment with respect thereto is made.

          9(d) NOTICE TO INDEMNIFYING PARTY. (d) Notice to Indemnifying Party If any party (the "Indemnified Party") receives notice of any claim or other commencement of any action or proceeding with respect to which any other party (or parties) (the "Indemnifying Party") is obligated to provide indemnification pursuant to Sections 9(a) or 9(b) or pursuant to any other specific indemnification covenant contained in this Purchase Agreement, the Indemnified Party shall promptly give FAS or the Seller (as appropriate), written notice thereof which notice shall specify, if known, the amount or an estimate of the amount of the liability arising therefrom. Such notice shall be a condition precedent to any liability of the Indemnifying Party for indemnification hereunder. The Indemnified Party shall not settle or compromise any claim by a third party for which it is entitled to indemnification hereunder, without the prior written consent of the Indemnifying Party (which shall not be unreasonably withheld or delayed) unless suit shall have been instituted against it and the Indemnifying Party shall not have taken control of such suit after notification thereof as provided in Section 9(d).

          9(e) DEFENSE BY INDEMNIFYING PARTY. (e) Defense by Indemnifying Party In connection with any claim giving rise to indemnity hereunder resulting from or arising out of any claim or legal proceeding by a person who is not a party to this Purchase Agreement, the Indemnifying Party at its sole cost and expense may, upon written notice to the Indemnified Party, assume the defense of any such claim or legal proceeding using counsel of its choice (subject to the approval of the Indemnified Party, which approval may not be unreasonably withheld or delayed) if it acknowledges to the Indemnified Party in writing its obligations to indemnify the Indemnified Party with respect to all elements of such claim. The Indemnified Party shall be entitled to participate in (but not control) the defense of any such action, with its counsel and at its own expense; provided, however, that if the Indemnified Party, in its sole discretion, determines that there exists a conflict of interest between the Indemnifying Party (or any constituent party thereof) and the Indemnified Party, the Indemnified Party (or such constituent party thereof) shall have the right to engage separate counsel, the reasonable costs and expenses of which shall be paid by the Indemnifying Party, but in no event shall the Indemnified Party be liable to pay for the costs and expenses of more than one (1) such separate counsel. If the Indemnifying Party does not assume the defense of any such claim or litigation resulting therefrom, the Indemnified Party may defend against such claim or litigation, after giving notice of the same to the Indemnifying Party, on such terms as the Indemnified Party may deem appropriate, and the Indemnifying Party shall be entitled to participate in (but not control) the defense of such action, with its counsel and at its own expense. If the Indemnifying Party thereafter seeks to question the manner in which the Indemnified Party defended such third-party claim or the amount or nature of any such settlement, the Indemnifying Party shall have the burden to prove by a preponderance of the evidence that the Indemnified Party did not defend or settle such third-party claim in a reasonably prudent manner. Notwithstanding the foregoing, however, FAS shall in all cases be entitled to control of the defense of any such action if it (i) may result in injunctions or other equitable remedies in respect of FAS or the business; (ii) may result in liabilities which, taken with other then existing claims by FAS under this
Section 9, would not be fully indemnified hereunder; or (iii) may have an adverse impact on the business or the financial condition of FAS (including an effect on the tax liabilities, earnings or ongoing business relationships of
FAS)  even  if  the  Seller  pays  all  indemnification  amounts  in  full.

     10.     MISCELLANEOUS.10.  MISCELLANEOUS.

          10(a) FURTHER ASSURANCES. (a) Further Assurances At any time, and from time to time, after the Closing, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Purchase Agreement.

          10(b) WAIVER. (b) Waiver Any failure on the part of any party hereto to comply with any of its obligations, agreements or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

          10(c) NOTICES. (c) Notices All notices and other communications hereunder shall be in writing and shall be deemed to have been given if delivered in person or sent by prepaid first class registered or certified mail, return receipt requested to the following addresses, or such other addresses as are given to other parties in the manner set forth herein:

     FAS  Group:     FAS  Group,  Inc.
          14358  Golden  Sunset  Lane
          Poway,  California  92064
          Attention:  Jack  A.  Alexander,  Chairman  &  CEO

     With  a  copy  to:     Robert  L.  Sonfield,  Jr.,  Esq.
          Sonfield  &  Sonfield
          770  South  Post  Oak  Lane
          Houston,  Texas  77056

     Seller:     Midas  Investment  Group,  Inc.
          d/b/a  Biltmore  Securities
                              6700  North  Andrews  Avenue,  Suite  500
          Ft.  Lauderdale,  Florida  33309
          Attention:  Elliot  A.  Loewenstern,  Chief  Executive  Officer

     With  a  copy  to:     Atlas,  Pearlman,  Trop  &  Borkson,  P.A.
          New  River  Center,  Suite  1900
          200  E.  Las  Olas  Blvd.
          Ft.  Lauderdale,  Florida  33301
          Attention:  Charles  B.  Pearlman,  Esq.

          10(d) HEADINGS. (d) Headings The section and subsection headings in this Purchase Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Purchase Agreement.

          10(e) COUNTERPARTS. (e) Counterparts This Purchase Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. A facsimile signature by any party on a counterpart of this Purchase Agreement shall be binding and effective for all purposes. Such party shall, however, subsequently deliver to the other party an original executed copy of this Purchase Agreement.

          10(f) GOVERNING LAW. (f) Governing Law This Purchase Agreement shall be governed by the laws of the State of Florida.

          10(g) BINDING EFFECT. (g) Binding Effect This Purchase Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors and assigns.

          10(h) ENTIRE PURCHASE AGREEMENT. (h) Entire Purchase Agreement This Purchase Agreement is the entire agreement of the parties covering everything agreed upon or understood in the transaction. There are no oral promises, conditions, representations, understandings, interpretations or terms of any kind as conditions or inducements to the execution hereof.

          10(i)  TIME.  (i)  Time  Time  is  of  the  essence.

          10(j) SEVERABILITY. (j) Severability If any part of this Purchase Agreement is determined by a court of competent jurisdiction to be unenforceable, the balance of the Purchase Agreement shall remain in full force and effect.

          10(k) DEFAULT COSTS. (k) Default Costs In the event any party hereto has to resort to legal action to enforce any of the terms hereof, such party shall be entitled to collect attorneys' fees and other costs from the party in default.

          10(l) CONSTRUCTION (l) Construction There shall be no inference, by operation of law or otherwise, that any provision of this Agreement shall be construed against either party. This shall be construed without regard to the identity of the party that drafted the various provisions hereof. Moreover, each and every provision of this Agreement shall be construed as though all parties hereto participated equally in the drafting thereof. As a result of the foregoing, any rule of construction that a document is to be construed against the drafting party shall not be applicable.

IN WITNESS WHEREOF, the parties have executed this Purchase Agreement the day and year first above written.


     FAS  Group,  Inc.


          By:/s/Jack  A.  Alexander
             ----------------------
          Jack  A.  Alexander,  Chairman  &  CEO


:     FAS  Wealth  Management  Services,  Inc.


          By:/s/Jack  A.  Alexander
             ----------------------
          Jack  A.  Alexander,  Chairman  &  CEO





     Midas  Investment  Group,  Inc.
     d/b/a  Biltmore  Securities
     A  Florida  corporation



          By:  /s/Elliot  A.  Loewenstern
               --------------------------
          Elliot  A.  Loewenstern,  Chief  Executive  Officer

                               Exhibit C - Page 2
                                Exhibit C - Page

                                    EXHIBIT C


                          INDEX TO FINANCIAL STATEMENTS



EXECUTIVE  WEALTH  MANAGEMENT  SERVICES,  INC.



Report  of  Independent  Auditors     C  -  2
Statements  of  Financial  Condition  as  of  December  31,  1997     C  -  3
Statement  of  Income  as  of  December  31,  1997     C  -  4
Statement  of  Changes in Stockholders' Equity as of December 31, 1997     C - 5
Statement  of  Cash  Flows  as  of  December  31,  1997     C  -  6
Notes  to  Financial  Statements  as  of  December  31,  1997     C  -  7-11
Balance  Sheet  as  of  June  30,  1998  (Unaudited)     C  -  12
Statements of Operation for the six months ended June 30, 1998 (Unaudited)     C
-  13
Statement  of  Changes in Stockholders' Equity for the six months ended June 30,
1998  (Unaudited)     C  -  14
Statement of Cash Flows for the six months ended June 30, 1998 (Unaudited)     C
-  15
Notes to Financial Statements for the six months ended June 30, 1998 (Unaudited) C -16-19

FAS  GROUP,  INC.  -  JUNE  25,  1998

Report  of  Independent  Auditors     C  -  20
Balance  Sheet     C  -  21
Statement  of  Income     C  -  22
Statement  of  Changes  in  Stockholders'  Equity     C  -  23
Statement  of  Cash  Flows     C  -  24
Notes  to  Financial  Statements     C  -  25  -  29

COMPILED  PRO  FORMA  FINANCIAL  STATEMENTS  -  JUNE  30,  1998

Compilation  Report     C  -  30
Compiled  Pro  Forma  Combining  Balance  Sheets     C  -  31
Compiled  Pro  Forma  Combined  Statements  of  Operations     C  -  32
Compiled  Pro  Forma  Combined  Statements  of  Cash  Flows     C  -  33

               [LETTERHEAD OF BOBBITT, PITTENGER & COMPANY, P.A.]


February  6,  1998



BOARD  OF  DIRECTORS
Executive  Wealth  Management  Services,  Inc.
Sarasota,  Florida


     REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS
     --------------------------------------------


We have audited the accompanying statements of financial condition of Executive Wealth Management Services, Inc., as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity, changes in liabilities subordinated to claims of general creditors, and cash flows for the years then ended that you are filing pursuant to rule 17a-5 under the Securities Exchange Act of 1934. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Executive Wealth Management Services, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/Bobbitt,  Pittenger  &  Company,  P.A.
-----------------------------------------
Bobbitt,  Pittenger  &  Company,  P.A.
Certified  Public  Accountants

                               Exhibit C - Page 4
                                Exhibit C - Page



     EXECUTIVE  WEALTH  MANAGEMENT  SERVICES,  INC.

     STATEMENTS  OF  FINANCIAL  CONDITION






     December 31,
-------------------------------------------------
                                                      1997         1996
                                                   -----------  ----------
ASSETS

Cash                                               $  127,771   $
Receivables
Broker/dealers                                         45,406      40,306
Correspondent brokers                                  68,766     122,201
Customers                                              13,105      13,000
Affiliates and employees                               18,363       3,650
Other                                                  14,847
Furniture, fixtures and equipment
at cost, net of accumulated depreciation               27,343      37,192
Deposits with clearing organizations                   45,157      43,742
Other deposits                                          1,934       1,934
Syndication costs                                      15,000
                                                   -----------

                                                   $  377,692   $ 262,025
                                                   ===========  ==========

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES:
Accounts payable                                   $  107,465   $  36,483
Commissions payable                                   101,291     143,566
                                                   -----------  ----------

                                                      208,756     180,049

STOCKHOLDERS EQUITY
Common stock - authorized 5,000,000 shares;
par value $.002 in 1997 and $.002 in 1996; issued
and outstanding, 2,615,485 shares and 2,491,490
shares in 1997 and 1996, respectively                   5,231       4,983
Preferred stock - authorized 750,000 shares
of $.01 par value; no shares issued
Stock warrants                                          4,410       4,410
Additional paid-in capital                          1,105,639     913,688
Accumulated deficit                                  (946,344)   (841,105)
                                                   -----------  ----------

TOTAL STOCKHOLDERS EQUITY                             168,936      81,976
                                                   -----------  ----------

                                                   $  377,692   $ 262,025
                                                   ===========  ==========



   The accompanying notes are an integral part of these financial statements.


     EXECUTIVE  WEALTH  MANAGEMENT  SERVICES,  INC.

     STATEMENTS  OF  INCOME




Year Ended December 31,
--------------------------------------
                                           1997         1996
                                        -----------  -----------

REVENUE
Commissions                             $3,723,815   $2,909,749
Underwriting fees                          304,002       32,500
Other                                      144,899       57,795
                                        -----------  -----------

                                         4,172,716    3,000,044
EXPENSES
Employer compensation and benefits         406,052      345,561
Commissions                              3,131,258    2,275,456
Clearing charges and regulatory fees       346,223      262,542
Occupancy and equipment rental             130,494      125,968
Depreciation                                10,811       11,844
Other operating expenses                   280,670      214,687
                                        -----------  -----------

                                         4,305,508    3,236,058
                                        -----------  -----------

OPERATING LOSS                            (132,792)    (236,014)

OTHER INCOME
Rent                                        27,553       23,969
                                        -----------  -----------

LOSS BEFORE INCOME TAXES                  (105,239)    (212,045)

INCOME TAXES

NET LOSS                                $ (105,239)  $ (212,045)
                                        ===========  ===========

NET LOSS PER SHARE - basic              $    (.041)  $    (.088)
                                        ===========  ===========

NET LOSS PER SHARE - assuming dilution  $    (.038)  $    (.079)
                                        ===========  ===========












   The accompanying notes are an integral part of these financial statements.

                               Exhibit C - Page 6

     EXECUTIVE  WEALTH  MANAGEMENT  SERVICES,  INC.

     STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS  EQUITY



     Additional

Common              Preferred    Paid-in     Accumulated     Stock
  Stock               Stock      Capital       Deficit      Warrants    Total
-----------------  -----------  ----------  -------------  ----------  -------

BALANCE,
January 1, 1996    $    4,629   $           $    706,853   $(629,060)  $ 4,410  $ 86,832

Issuance of
common stock              354     222,638        222,992

Syndication costs     (15,803)    (15,803)

Net loss             (212,045)   (212,045)
                   -----------  ----------

BALANCE,
December 31, 1996       4,983     913,688       (841,105)      4,410    81,976

Issuance of
common stock              248     213,752        214,000

Syndication costs     (21,801)    (21,801)

Net loss             (105,239)   (105,239)
                   -----------  ----------

BALANCE,
December 31, 1997  $    5,231   $           $  1,105,639   $(946,344)  $ 4,410  $168,936
                   ===========  ==========  =============  ==========  =======  ========



















     The  accompanying notes are an integral part of these financial statements.

     EXECUTIVE  WEALTH  MANAGEMENT  SERVICES,  INC.

     STATEMENTS  OF  CASH  FLOWS





Year Ended December 31,
---------------------------------------------
                                                  1997        1996
                                               ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $(105,239)  $(212,045)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                      10,811      11,844
(Increase) decrease in operating assets:
Receivables:
Broker dealers                                    (5,100)       (963)
Correspondent brokers                             53,435      20,772
Affiliates and employees                         (14,713)     (3,650)
Customers                                           (105)    (13,000)
Other                                            (14,847)
Deposits                                          (1,415)     (1,318)
Syndication costs                                (15,000)
(Decrease) increase in operating liabilities:
Accounts payable                                  70,982     (21,570)
Commissions payable                              (42,275)       (977)
                                               ----------  ----------

                                                  41,773      (8,862)
                                               ----------  ----------

NET CASH USED IN OPERATING ACTIVITIES            (63,466)   (220,907)
                                               ----------  ----------

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of furniture, fixtures and equipment       (962)     (6,685)
                                               ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock               214,000     222,992
Syndication costs                                (21,801)    (15,803)
                                               ----------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES        192,199     207,189
                                               ----------  ----------

NET INCREASE (DECREASE) IN CASH                  127,771     (20,403)

CASH, at beginning of year                        20,403
                                               ----------

CASH, at end of year                           $ 127,771   $
                                               ==========  ==========

Supplemental Disclosures:
Interest Paid                                  $       -   $       -
                                               ==========  ==========



   The accompanying notes are an integral part of these financial statements.

                               Exhibit C - Page 22

                               Exhibit C - Page 21

     EXECUTIVE  WEALTH  MANAGEMENT  SERVICES,  INC.

     NOTES  TO  FINANCIAL  STATEMENTS
     YEARS  ENDED  DECEMBER  31,  1997  AND  1996



NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------

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

Use  of  Estimates
------------------

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

Receivables  from  Correspondent  Brokers  and  Broker/Dealers
--------------------------------------------------------------

The receivables from correspondent brokers and broker/dealers represent commissions earned which had not been received at year-end. Management has determined that these amounts are fully collectible.

Furniture,  Fixtures  and  Equipment
------------------------------------

Furniture, fixtures and equipment are recorded at cost. Depreciation is provided in amounts sufficient to relate the cost of assets to operations over their estimated useful lives using the straight-line method.

Investments
-----------

The Company was issued 55,263 shares of common stock of Flight Sciences, Inc. This stock was issued to the Company in relation to a private offering of Flight Sciences' promissory notes. These shares represent 5% of Flight Sciences, Inc.'s outstanding common stock. The Company has assigned no value to the stock due to the fact there is no ready market and its value is not determinable.

During 1997, the Company acted as managing placement agent on a best efforts basis for the Outlet Mall Network, Inc.'s private placement offering of 2.5 million units. The Company earned commissions and placement fees of $111,287 for the year ended December 31, 1997. Additionally, for serving as best efforts managing placement agent, the Company received warrants to purchase shares of OMNI's Class "B" Common Stock. The warrants have an exercise price of $2.00 and expire June 10, 2007. The Company has assigned no value to the warrants due to the fact that there is no liquid quotable market and therefore, their value is not determinable.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS




NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Earnings  per  Share
--------------------

In  1997,  the  Financial  Accounting  Standards Board issued Statement No. 128,
"Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excluded any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been prepared, and where appropriate, restated to conform to the Statement 128 requirements.

Statements  of  Cash  Flows
---------------------------

For purposes of reporting cash flows, the Company considers cash and cash equivalents as those amounts which are not subject to restrictions or penalties and have an original maturity of three months or less.

Reclassifications
-----------------

Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

NOTE  B  -  DEPOSITS  WITH  CLEARING  ORGANIZATIONS

Deposits with clearing organizations represent investments in money market funds and mutual funds. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreements between the parties. Deposits are reflected at their fair market value.

NOTE  C  -  FURNITURE,  FIXTURES  AND  EQUIPMENT

A  summary  of  furniture,  fixtures  and  equipment  follows  at  December  31:


                                 1997       1996
                               ---------  ---------

Furniture and fixtures         $ 37,951   $ 37,951
Equipment                        34,202     33,240
Leasehold improvements            6,622      6,622
                               ---------  ---------

                                 78,775     77,813
Less accumulated depreciation   (51,432)   (40,621)
                               ---------  ---------

                               $ 27,343   $ 37,192
                               =========  =========

                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE  D  -  OPERATING  LEASE

The Company leases office space under operating lease agreements which expire in
1996 through 1998.   Rent expense for the years ended December 31, 1997 and 1996 was  $112,403  and  $103,452,  respectively.

The future minimum rental commitment for the noncancellable lease agreements as of December 31, 1997 is as follows:


1998      $103,452
1999        36,000
2000        36,000
2001        36,000
2002        18,000
          --------

229,452
========


NOTE  E  -  NET  CAPITAL  REQUIREMENT

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000. In December, 1991, the National Association of Securities Dealers, Inc. approved the Company as a fully disclosed broker/dealer. The Company has a restrictive agreement to maintain the greater of a net capital of 130% of the minimum requirement or 6 2/3% of aggregate indebtedness for each of the two years in the period ended December 31, 1997.

The Company had a net capital of $101,615 or 730% and $22,618 or 188% of the minimum requirement at December 31, 1997 and 1996, respectively. The net capital rules may effectively restrict the payment of dividends to the Company's stockholders. The Company operates pursuant to the (K)(2)(ii) exemptive provisions of the Securities and Exchange Commission's Rule 15c3-3 and does not hold customer funds or securities.

Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Company's ratio was
2.05  to  1  and  7.85  to  1  at  December  31,  1997  and  1996, respectively.

NOTE  F  -  INCOME  TAXES

At December 31, 1997, the Company has a net operating loss carryforward of approximately $769,000 that will be available to offset future taxable income through 2012. Based on historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $285,000, calculated using an effective income tax rate of 37% for the Company. The Company has no significant differences between book and taxable income.

NOTE  G  -  NET  LOSS  PER  SHARE

The following sets forth the computation of basic and diluted earnings per share.


Numerator                                 1997         1996
                                       -----------  -----------

Net Loss                               $ (105,239)  $ (212,045)
                                       ===========  ===========

Denominator

Denominator for basic earnings
per share - weighted average shares     2,560,117    2,413,300

Effect of dilutive securities:
Stock warrants                            182,663      257,250
                                       -----------  -----------


Denominator for dilutive earnings
per share - adjusted weighted average
shares and assumed conversion           2,742,780    2,670,550
                                       ===========  ===========

Basic Net Loss Per Share               $    (.041)  $    (.088)
                                       ===========  ===========

Diluted Net Loss Per Share             $    (.038)  $    (.079)
                                       ===========  ===========



NOTE  H  -  STOCK-BASED  COMPENSATION

The Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation," effective January 1, 1997. This statement encourages companies to adopt a fair value based method of accounting for compensation costs of employee stock compensation plans. As permitted by SFAS No. 123, the Company will continue to apply its current accounting policy using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 with respect to measuring stock-based compensation. The adoption of SFAS No. 123, therefore, had no effect on the Company's financial position or results of operations for 1997. Pro forma footnote disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied, have not been presented as awards have not been granted during the year.

NOTE  I  -  RELATED  PARTY  TRANSACTIONS

The majority stockholder is the controlling stockholder of a corporation organized in 1995 to develop and implement a franchise business pursuant to which the franchisee will purchase residential single family houses for resale. The Company realized placement and management fees of $32,500 during 1996, relating to the offering of notes for this corporation.

NOTE  I  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

The majority stockholder is the sole stockholder of a corporation formed and capitalized primarily to originate, underwrite, acquire, hold and deal in a portfolio of primarily first lien residential mortgage loans. The Company realized commission and fees of approximately $110,000 and $80,000, respectively, relating to the offering of notes for this corporation.

During the years ended December 31, 1997 and 1996, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $27,500 and $24,000, respectively, for the use of the space.

During the year ended December 31, 1997 and 1996, the Company paid rent of $36,000 and $36,000, respectively, to the Company's majority stockholder for the use of office space. The lease with this stockholder expires June, 2002.

Effective  June  1, 1997, the Corporation entered into an Independent Contractor
Agreement with a member of the Board of Directors to act as a Director of Medical Affinity Programs.

In September 1997, the Corporation purchased accounts receivable from an affiliated corporation. There was no gain or loss on the transaction. The receivable is believed by management to be fully collectible.

In the ordinary course of business the Company makes and receives loans with affiliated entities and stockholders. These loans are short term and are non-interest bearing. Loans made and repaid in 1997 totaled approximately $230,000.

See  Note  K  for  additional  related  party  transactions.

NOTE  J  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  IN  ACCORDANCE  WITH  THE
REQUIREMENTS  OF  SFAS  NO.  107

The Corporation's financial instruments consist of all of its assets and liabilities. The Corporation's management has determined that the fair value of all of its financial instruments is equivalent to the carrying cost.

NOTE  K  -  COMMON  STOCK  TRANSACTIONS

During 1995, the Company and its majority stockholder sold 44,100 shares of the Company's common stock. The price of the stock was $5.90 per share and each purchaser of a share received a warrant which gave the purchaser the right to purchase one share of the Company's stock from the Company for $7.00 per share. The price of the warrants were $.10 each and expire on December 1, 1999. The proceeds of the warrants were retained by the Company. After the 1996 stock split there are now 220,500 warrants outstanding with an exercise price of $1.40.

In November, 1995, the Company approved a plan to grant options to certain employees to purchase the Company's common stock. The plan provides for the granting of options to purchase a maximum of 500,000 shares of the Company's stock at a price to be determined at the time of grant. The price, however, shall not be greater than $.60 per share. The plan requires a participant to be employed by the Company for a number of years before exercise. Granted options expire 10 years from the grant date. At December 31, 1995, all of the options had been granted. Under the plan the Company has complete discretion in approving exercise of the options, which encompasses the option price as well as whether any options will be allowed to be exercised.

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

In January 1997, the Company authorized the issuance of a maximum of 100,000 shares of its common stock at a price of $1.20 per share. 42,500 shares were sold to the controlling stockholder. The proceeds from these shares were utilized for working capital.

In June 1997, the Company initiated a private placement of 250,000 shares of common stock at a price of $2.00 per share. During 1997, the Company sold
81,500 shares. All sales were at $2.00 per share. The proceeds from these shares were utilized for expansion and working capital by the Company.



                   EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.
                                  BALANCE SHEET

                            June 30, 1998 (Unaudited)



                                             ASSETS
                                           -----------
CURRENT ASSETS
  Cash                                     $   11,922
  Accounts receivable from
    correspondent brokers                     144,418
  Accounts receivable from affiliates           2,174
  Accounts receivable from others              15,852
  Prepaid expenses                             17,500
                                           -----------

        TOTAL CURRENT ASSETS                  191,866

INVESTMENTS

Furniture, Fixtures and Equipment -
  at cost net of accumulated depreciation      25,711

OTHER ASSETS
  Deposits with clearing organizations         40,093
  Other deposits                                1,934
                                           -----------

  TOTAL ASSETS                             $  259,604
                                           ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------

CURRENT LIABILITIES
  Accounts payable                         $   10,615
  Commissions payable                         133,446
                                           -----------

  TOTAL CURRENT LIABILITIES                   144,061

STOCKHOLDER'S EQUITY
  Preferred Stock - authorized 750,000
    shares of $.01 par value; no shares
      issued or outstanding                       ---
  Common Stock - authorized 5,000,000
   shares of $.002 par value; issued and
     outstanding 2,615,485 shares               5,231
  Additional paid-in capital                1,105,639
  Additional paid-in capital, warrants          4,410
  Retained earnings                          (999,737)
                                           -----------
  TOTAL STOCKHOLDERS' EQUITY                  115,543
                                           -----------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY   $  259,604
                                           ===========


                                 EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                                           STATEMENTS OF OPERATION


                           For The Three and Six Months Ended June 30 (Unaudited)





                             Six Months Ended June 30    Three Months Ended June 30
                                       1998                         1997                1998        1997
                            --------------------------  ----------------------------  ---------  -----------
REVENUE
 Commissions                $               1,340,112   $                 1,772,081   $754,479   $  946,152
  Underwriting fees                            90,970                        73,600     16,160       63,100
  Other Income                                 22,961                        70,400     10,924       39,421
                            --------------------------  ----------------------------  ---------  -----------
TOTAL REVENUE                               1,454,043                     1,916,081    781,563    1,048,673
                            --------------------------  ----------------------------  ---------  -----------

EXPENSES
  Advertising                                   1,920                         1,613      1,763          813
  Board of Directors fees                      12,000                         8,000      6,000        4,000
  Clearing charges                             79,447                       136,724     34,752       79,045
  Commissions                               1,122,940                     1,451,188    622,521      781,569
  Consulting fees                              28,653                        23,190     13,482       10,790
  Dues and Subscriptions                        4,789                         4,290      2,441        3,428
  Depreciation                                  5,168                         6,061      2,584        3,031
  Insurance                                     1,341                         3,203       (696)       2,598
  Meetings and seminars                          (750)                           29       (750)         ---
  Miscellaneous                                 1,475                        17,292       (451)      13,568
  Occupancy costs                              49,654                        43,411     24,837       21,983
  Office expenses                              15,565                        13,129      8,792        6,940
  Regulatory                                   12,739                        11,850      3,252        9,188
  Rental Equipment                              3,010                         4,286      2,187        1,645
  Salaries and wages                          171,446                       178,649     87,005       91,788
  Taxes                                        19,580                        19,773      9,435        9,504
  Travel and lodging                           16,500                        15,767     10,038        6,040
  Utilities                                    14,491                        12,796      6,903        6,564
                            --------------------------  ----------------------------  ---------  -----------
TOTAL
  OPERATING EXPENSES                        1,559,968                     1,951,251    834,095    1,052,494
                            --------------------------  ----------------------------  ---------  -----------

OPERATING
  INCOME/(LOSS)                              (105,925)                      (35,170)   (52,532)      (3,821)
                            --------------------------  ----------------------------  ---------  -----------

NET INCOME/(LOSS)           $                (105,925)  $                   (35,170)  $(52,532)  $   (3,821)
                            ==========================  ============================  =========  ===========
NET INCOME/(LOSS)
  PER SHARE                 $                    (.04)  $                      (.02)  $   (.02)  $     (.01)
                            ==========================  ============================  =========  ===========




                                 EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                For The Six Months Ended June 30 (Unaudited)




                               Additional
                               Additional       Paid-In    Retained
                                Preferred       Common      Paid-In      Capital      Earnings
                             Stock     Stock    Capital    Warrants     (Deficit)      Total
                            -----------------  ---------  -----------  ------------  ----------

Balance at January 1, 1997                 -   $  4,983   $   913,687  $     4,410   $(841,105)  $  81,975
Issuance of common stock                  85     50,915        51,000

Net loss for the Six
  months ended
 June 30, 1997                       (35,170)   (35,170)
                            -----------------  ---------

Balance at
June 30, 1997               $              -   $  5,068   $   964,602  $     4,410   $(876,275)  $  97,805
                            =================  =========  ===========  ============  ==========  ==========



          Additional        Retained
  Preferred                 Common             Paid-In    Earnings     Stock
  Stock                     Stock              Capital      (Deficit)  Warrants      Total
--------------------------  -----------------  ---------  -----------  ------------  ----------
Balance at
January 1, 1998             $              -   $  5,231   $ 1,105,639  $  (946,344)  $   4,410   $ 168,936

Common Stock Subscribed                    -     25,000        25,000



Net loss for six
  months ended
 June 30, 1998                             -          -             -     (105,925)          -    (105,925)
                            -----------------  ---------  -----------  ------------  ----------  ----------

Balance at
June 30, 1998               $              -   $  5,231   $ 1,130,639  $(1,052,269)  $   4,410   $  88,011
                            =================  =========  ===========  ============  ==========  ==========





                      EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                                STATEMENT OF CASH FLOWS

     For  The  Six  Months  Ended  June  30  (Unaudited)





CASH FLOWS FROM OPERATING ACTIVITIES:                               1998       1997
                                                                 ----------  ---------
  Net Income (Loss)                                              $(105,925)  $(35,170)
  Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation                                                    4,215      6,062

     (Increase) decrease in operating assets:
       Receivable from correspondent brokers                       (79,590)   (97,206)
       Receivable - other                                            8,210      1,280
       Deposits                                                      5,065       (671)
       Prepaid expense                                                 ---     (5,885)
     Increase (decrease) in operating liabilities:
      Accounts payable                                             (85,998)    23,980
      Commissions payable                                          116,584     63,244
                                                                 ----------  ---------
           Net cash provided by (used in) operating activities    (137,439)   (44,366)
                                                                 ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase Equipment                                                  ---        ---

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                             ---     51,000
  Subscription of Common Stock                                      25,000        ---
  Cash paid for syndication costs                                   15,000     (5,500)
                                                                 ----------  ---------
           Net cash provided by (used in) financing activities      40,000     45,500
                                                                 ----------  ---------

NET INCREASE (DECREASE) IN CASH                                    (97,439)     1,134

CASH AT BEGINNING OF PERIOD                                        127,179        ---
                                                                 ----------  ---------

CASH AT END OF PERIOD                                            $  29,740   $  1,134
                                                                 ==========  =========



                   EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                 For The Six Months Ended June 30, 1998 and 1997


Note  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------     ----------------------------------------------

Organization
------------
Executive Wealth Management Services, Inc., (the Company) is a securities broker/dealer that transacts business through correspondent brokers and does not handle any customer securities or funds. Customer security transactions and related commission revenue and expenses are recorded on the trade date. The
Company also acts as a broker/dealer in selling both public and private securities offerings on a best efforts basis. In addition, the Company receives commissions, investment banking and underwriting fees for its services.

Receivable  from  Correspondent  Brokers
----------------------------------------
The receivable from correspondent brokers and broker/dealers represent commissions earned which had not been received at June 30, 1998. Management has determined that these amounts are fully collectible.

Furniture,  Fixtures  and  Equipment
------------------------------------
Furniture, fixtures and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of assets to operations over their estimated useful lives using the straight-line method.

Investments
-----------
The Company was issued 55,263 shares of common stock of Flight Sciences, Inc. This stock was issued to the Company in relation to a private offering of Flight Sciences' promissory notes. These shares represented 5% of Flight Sciences, Inc.'s outstanding common stock at the time. The Company has assigned no value to the stock due to the fact that there is no ready market and its value is not determinable.

Warrants  Outlet  Mall  Network
-------------------------------
The Company was issued 24,167 warrants of the Outlet Mall Network, Inc. ("OMNI"). These warrants are being issued in relation to a private offering of OMNI stock. The warrants have an exercise price of $2.00 and expire June 10, 2002. The Company has assigned no value to the warrants due to the fact that there is no ready market and its value is not determined.

Loss  Per  Share
----------------
Loss per share is computed based upon 2,615,485 and 2,533,985 shares outstanding during the periods ended June 30, 1998 and 1997, respectively.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 For The Six months Ended June 30, 1998 and 1997


Note  2  -  DEPOSIT  WITH  CLEARING  ORGANIZATION
-------     -------------------------------------

Deposits with clearing organizations represent investments in money markets. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreement between the parties. Deposits are reflected at fair market value.

Note  3  -  FURNITURE,  FIXTURES  AND  EQUIPMENT
-------     ------------------------------------


A  summary  of  furniture,  fixtures  and  equipment  follows:



                                      June 30, 1998
                                      --------------
     Furniture and fixtures           $       37,951
     Equipment                                34,202
     Leasehold improvements                    6,622
                                      --------------
                                              78,775
     Less:  Accumulated Depreciation          55,648
                                      --------------
                                      $       23,127
                                      ==============


Note  4  -  Operating  Leases
-------     -----------------

Rent expense for the six months ended June 30, 1998 and 1997 was $49,654 and $43,411, respectively.

Note  5  -  NET  CAPITAL  REQUIREMENT
-------     -------------------------

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

                   EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 For The Six months Ended June 30, 1998 and 1997

NOTE  6  -  INCOME  TAXES
-------     -------------

At December 31, 1996, the Company had a net operating loss carry forward of approximately $657,000 that will begin to expire in the year 2009. Due to the lack of historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $240,000, calculated using an effective income tax rate of 37% for the Company.
 .
NOTE  7  -  RELATED  PARTY  TRANSACTIONS
-------     ----------------------------

During the six months ended June 30, 1998 and 1997, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $5,724 and $11,448, respectively, for the use of the space.

During the six months ended June 30, 1998, the Company paid rent of approximately $18,000 to the Company's majority stockholder for the use of office space.

NOTE  8  -  COMMON  STOCK  TRANSACTIONS
-------     ---------------------------

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

On June 9, 1997, the Company initiated a private placement of 250,000 shares of the Company's Common Stock at a price of $2.00 per share. Net proceeds from the sale of stock were used for general working capital and expansion of operations.

                   EXECUTIVE WEALTH MANAGEMENT SERVICES,  INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 For The Six months Ended June 30, 1997 and 1996


NOTE  8  -  COMMON  STOCK  TRANSACTIONS  (CONTINUED)
-------     ----------------------------------------

On March 1, 1998, the Company initiated a private placement of 150,000 shares of the Company's Common Stock at a price of $2.00 per share. Net proceeds are to be used for costs of the proposed merger, affinity group marketing programs, work capital and general corporate purposes. At June 30, 1998 subscriptions receivable from the offering was $25,000.

                    [LETTERHEAD OF HARPER & PEARSON COMPANY]

To  the  Board  of  Directors
FAS  Group,  Inc.
Poway,  California

We have audited the accompanying balance sheet of FAS Group, Inc. (A Development Stage Company) as of June 25, 1998, and the related statements of income, changes in stockholders' equity and cash flows for the period ended June 25, 1998. These financial statements are the responsibility of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of FAS Group, Inc. (A Development Stage Company) as of June 25, 1998, in conformity with generally accepted accounting principles.

As more fully discussed in Note A to the financial statements, FAS Group, Inc. is a development stage enterprise and therefore has no current operations. Consequently, the Company must raise substantial financing or capital in order to put its business plan into operation. If the Company is unable to raise adequate amounts of financing or capital, its operations and continuation as a going concern may not occur.



/s/HARPER  &  PEARSON  COMPANY


Houston,  Texas
June  29,  1998
(except  for  Note  6  to  which
the  date  is  October  9,  1998)

FAS  GROUP,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
                                  BALANCE SHEET
                                  JUNE 25, 1998


ASSETS
---------------------------------------------------
MARKETABLE SECURITIES                                $1,200,000
ORGANIZATION COSTS                                        2,544
                                                     ----------

  TOTAL ASSETS                                       $1,202,544
                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------
LIABILITIES
  Federal income tax payable                         $  408,000
                                                     ----------

STOCKHOLDERS' EQUITY
  Convertible Preferred Stock, par value $.001 per
    share, 1,000,000 shares authorized, no shares
    issued and outstanding                                  -0-
  Common Stock, Class A, par value $.001 per share,
    25,000,000 shares authorized, 1,914,000 shares
    issued and outstanding                                1,914
  Common Stock, Class B, par value $.001 per share,
    1,000,000 shares authorized, 630,000 shares
    issued and outstanding                                  630
  Retained earnings                                     792,000
                                                     ----------

    TOTAL STOCKHOLDERS' EQUITY                          794,544
                                                     ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,202,544
                                                     ==========
























See  accompanying  notes.

FAS  GROUP,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
                               STATEMENT OF INCOME
                       FOR THE PERIOD ENDED JUNE 25, 1998




CONSULTING FEE              $1,200,000


FEDERAL INCOME TAX EXPENSE     408,000
                            ----------


NET INCOME                  $  792,000
                            ==========








































See  accompanying  notes.

FAS  GROUP,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE PERIOD ENDED JUNE 25, 1998




                                  Common Stock   Retained
                                  ------------
                                     Shares       Amount      Earnings     Total


ISSUANCE OF CLASS A COMMON STOCK     1,914,000  $     1,914  $        -  $    1,914


ISSUANCE OF CLASS B COMMON STOCK       630,000          630           -         630


NET INCOME                                   -            -     792,000     792,000
                                  ------------  -----------  ----------  ----------


BALANCE, JUNE 25, 1998               2,544,000  $     2,544  $  792,000  $  794,544
                                  ============  ===========  ==========  ==========

































See  accompanying  notes.

FAS  GROUP,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
                             STATEMENT OF CASH FLOWS
                       FOR THE PERIOD ENDED JUNE 25, 1998


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $   792,000
                                                                ------------
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Receipt of marketable securities for brokerage commissions   (1,200,000)
    Organization costs                                               (2,544)
    Change in operating assets and liabilities
      Federal income tax payable                                    408,000
                                                                ------------

      Total adjustments                                            (794,544)
                                                                ------------

      Net cash flows used by operating activities                    (2,544)
                                                                ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock, Class A                                 1,914
    Issuance of common stock, Class B                                   630
                                                                ------------

      Net cash provided by financing activities                       2,544
                                                                ------------

NET INCREASE IN CASH                                                    -0-

CASH AT BEGINNING OF PERIOD                                             -0-
                                                                ------------

CASH AT END OF PERIOD                                           $       -0-
                                                                ============
























See  accompanying  notes.

                                 FAS GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 25, 1998

NOTE  1.     ORGANIZATION

     FAS Group, Inc. (the "Company") was incorporated on June 23, 1998 under the general corporation laws of the State of Delaware with the intent to combine by merger or acquisition with a registered broker-dealer that is a member of the National Association of Securities Dealers, Inc. for the purpose of becoming a full service investment banking firm including brokerage and asset management. Accordingly, the Company has no current business operations and no intention of engaging in active business prior to its anticipated combination with a broker-dealer registered with the Securities and Exchange Commission.

Nature  of  Operations  -  The Company is a development stage enterprise and has
----------------------
devoted  substantially all of its efforts to financial planning, raising capital
---
and identifying business opportunities. The Company is subject to the risks associated with development stage companies. Substantial financing or capital investment will be required to continue to fund the Company's activities until a significant sales volume can be obtained. Because the Company has not yet put its business plan into operation, there is no assurance that such financing and additional capital investment will be available when needed, or that the Company's business plan will be commercially successful when implemented in the future. If the Company is unable to raise adequate amounts of financing or capital, its operations and continuation as a going concern may not occur.

Estimates - The preparation of financial statements in conformity with generally
---------
accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Marketable  Securities - On June 25, 1998, the Company was paid a consulting fee
----------------------
negotiated by the Company's president, Mr. Jack Alexander, acting as agent and founder for FAS Group, Inc. Payment of the fee was received in the form of 200,000 shares of stock in the Tollycraft Yacht Corporation. These shares of stock have been classified as available for sale and are reflected on the accompanying balance sheet at market value. See Note 6.

NOTE  2.     COMMON  STOCK

Common  Stock.  The  holders  of Class A Common Stock and the holders of Class B
-------------
Common  Stock  shall have the respective rights and preferences set forth below.
---

Rights  and  Privileges.  Except as provided in this Certificate, the holders of
-----------------------
the Common Stock shall exclusively possess all voting power. Except as otherwise provided or as otherwise required by applicable law, all shares of Class A Common Stock and Class B Common Stock will be identical and will entitle the holders thereof to the same rights and privileges and shall rank equally, share ratably, and be identical in all respects as to all matters.

     Voting  Rights.  Except  as  otherwise  required by law: (i) the holders of
     --------------
Class A Common Stock will be entitled to one vote per share on all matters to be voted on by the Corporation's shareholders; (ii) the holders of Class B Common Stock will be entitled to fifty votes per share on all matters to be voted on by the Corporation's shareholders; and (iii) the holders of Class A Common Stock and Class B Common Stock shall vote together as a single voting group.

Payment  of Dividends.  Whenever there shall have been paid, or declared and set
---------------------
aside for payment, to the holders of the outstanding shares of any class or series of stock having preference over the Common Stock as to the payment of dividends, the full amount of dividends and sinking fund or retirement fund or other retirement payments, if any, to which such holders are respectively entitled in preference to the Common Stock, then dividends may be paid on the Common Stock, and on any class or series of stock entitled to participate therewith as to dividends, out of any assets legally available for the payment of dividends, but only when and as declared by the board of directors of the Corporation.

Distributions  in  Liquidation.  In the event of any liquidation, dissolution or
------------------------------
winding up of the Corporation, after there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class having preference over the Common Stock in any such event, the full preferential amounts to which they are respectively entitled, the holders of the Class A Common Stock and Class B Common Stock and of any class or series of stock entitled to participate therewith, in whole or in part, as to distribution of assets shall be entitled, after payment or provision for payment of all debts and liabilities of the Corporation, to participate ratably on a per share basis in all distributions of the remaining assets of the Corporation available for distribution, in cash or in kind, as though all shares of Common Stock were of a single class.

     Limitation  on  Stock  Splits,  Combinations  or  Reclassifications.
     -------------------------------------------------------------------

(a) The Corporation shall not: (i) subdivide its outstanding Class A Common Stock by stock dividend or otherwise; or (ii) combine its outstanding Class A Common Stock into a smaller number of shares; or (iii) reclassify its outstanding Class A Common Stock (including any reclassification in connection with a merger, consolidation or other business combination in which the Corporation is the surviving corporation); unless at the same time the Corporation subdivides, combines or reclassifies, as applicable, the shares of outstanding Class B Common Stock on the same basis as the Corporation so subdivides, combines or reclassifies the outstanding Class A Common Stock.

(b) The Corporation shall not: (i) subdivide its outstanding Class B Common Stock by stock dividend or otherwise; or (ii) combine its outstanding Class B Common Stock into a smaller number shares; or (iii) reclassify its outstanding Class B Common Stock (including any reclassification in connection with a merger, consolidation or other business combination in which the Corporation is the surviving corporation); unless at the same time the Corporation subdivides, combines or reclassifies, as applicable, the shares of outstanding Class A Common Stock on the same basis as the Corporation so subdivides, combines or reclassifies the outstanding Class B Common Stock.

     Conversion  of Shares of Class B Common Stock Into Shares of Class A Common
     ---------------------------------------------------------------------------
Stock.
-----

(a)  For  the  purposes  of  conversion,  the following definitions shall apply:

(i) "Employee" means a person employed by the Corporation or by a legal entity that is controlled, directly or indirectly, by the Corporation;

(ii) "Transfer" means any sale, transfer, gift, assignment, devise or other disposition, whether directly or indirectly, voluntarily or involuntarily or by operation of law or otherwise; and

(iii) "Uncertificated Shares" means shares without certificates within the meaning of the General Corporation Law of Delaware, as it may be amended from time to time, or any subsequent statute replacing this statute.

(b) At the option of the Corporation: (1) outstanding shares of Class B Common Stock which are the subject of a Transfer shall be convertible into a number of shares of Class A Common Stock equal to the number of shares of outstanding Class B Common Stock subject to the Transfer; and (2) in the event that an Employee ceases to be an Employee for any reason whatsoever, the outstanding shares of Class B Common Stock held by such Employee shall be convertible into a number of shares of Class A Common Stock equal to the number of shares of outstanding Class B Common Stock held by such Employee. For purposes of Article V, the conversion of shares of Class B Common Stock as a result of a Transfer and the conversion of shares of Class B Common Stock as a result of cessation of an Employee's status as an Employee shall both be referred to as a "Conversion Event."

(i) Each Conversion Event shall be effective immediately upon transmission or delivery of a written notice of conversion by the Corporation to the record holder of such shares (the "Effective Time") at such holder's address as it appears in the records of the Corporation.

(ii) Each conversion of shares of Class B Common Stock into shares of Class A Common Stock shall be deemed to be effective upon the Effective Time and at the Effective Time the rights of the holder of the converted Class B Common Stock as such holder shall cease and the holder of the converted Class B Common Stock shall be deemed to have become the holder of record of the shares of Class A Common Stock into which such shares of Class B Common Stock have been converted as a result of the applicable Conversion Event.

(iii) The Board of Directors of the Corporation shall have the power to determine whether a Conversion Event has taken place with respect to any situation based upon the facts known to it. Each shareholder shall provide such information that the Corporation may reasonably request in order to ascertain facts or circumstances relating to a Transfer or proposed Transfer or a Conversion Event or proposed Conversion Event.

(c) Notwithstanding any other provision of Article V, shares of Class B Common Stock sold in a public offering of the Corporation's securities registered with the United States Securities and Exchange Commission (the "Public Offering"), regardless of the identity of the purchaser, transferee or other recipient of the disposition in the Public Offering, shall be automatically converted into a number of shares of Class A Common Stock equal to the number of shares of Class B Common Stock sold in the Public Offering. Such conversion of shares of Class
B Common Stock into shares of Class A Common Stock shall be deemed to be effective at such time as the holder of the Class B Common Stock who is selling such shares in a Public Offering transfers such shares for disposition in the Public Offering, at which time the rights of the holder of the converted Class B Common Stock as such holder shall cease and the holder of the converted Class B Common Stock shall be deemed to have become the holder of record of the shares of Class A Common Stock into which such shares of Class B Common Stock have been converted as a result of the Public Offering.

(d) The holder of shares of Class B Common Stock converted shall promptly surrender the certificate or certificates representing the shares so converted at the principal office of the Corporation (or such other office or agency of the Corporation as the Corporation may designate by notice in writing to the holders of Class B Common Stock) at any time during its usual business hours, and if such shares of Class B Common Stock are Uncertificated Shares, shall promptly notify the Corporation in writing of such transfer at the principal office of the Corporation (or such other office or agency of the Corporation as the Corporation may designate by notice in writing to the holders of the Class B Common Stock).

(e) In no event shall the Corporation be liable to any such holder or any third party arising from any such conversion.

(f) The shares of Class A Common Stock resulting from a conversion of duly authorized, validly issued, fully paid and nonassessable shares of Class B Common Stock into shares of Class A Common Stock shall be duly authorized, validly issued, fully paid and nonassessable. Any share of Class B Common Stock which is converted into a share of Class A Common Stock shall become an authorized but unissued share of Class B Common Stock.

(g) The Corporation will at all times reserve and keep available out of its authorized but unissued shares of Class A Common Stock solely for the purpose of issue upon conversion of Class B Common Stock, such number of shares of Class A Common Stock as shall then be issuable upon the conversion of all outstanding shares of Class B Common Stock.

(h) The issuance of certificates evidencing (or in the case of Uncertificated Shares, the provision of applicable written statements or other documents with respect to) shares of Class A Common Stock upon conversion of shares of Class B Common Stock shall be made without charge to the holders of such shares for any issue tax in respect thereof or other cost incurred by the Corporation in connection with such conversion; provided, however, the Corporation shall not be required to pay any tax that may be payable in respect of any Transfer involved in the issuance and delivery of any certificate in (or in the case of Uncertificated Shares, the provision of applicable written statements or other documents with respect to) a name other than that of the holder of the Class B Common Stock converted.

NOTE  3.     PREFERRED  STOCK

Serial  Preferred  Stock.  Except  as provided in this Certificate, the board of
------------------------
directors  of  the  Corporation is authorized, by resolution or resolutions from
--
time  to  time adopted, to provide for the issuance of serial preferred stock in
--
series and to fix and state the powers, designations, preferences and relative, participating, optional or other special rights of the shares of each such series, and the qualifications, limitation or restrictions thereof, including, but not limited to determination of any of the following:

     (1) the distinctive serial designation and the number of shares constituting such series;

(2) the rights in respect of dividends, if any, to be paid on the shares of such series, whether dividends shall be cumulative and, if so, from which date or dates, the payment or date or dates for dividends, and the participating or other special rights, if any, with respect to dividends;

          (3) the voting powers, full or limited, if any, of the shares of such series;

(4) whether the shares of such series shall be redeemable and, if so, the price or prices at which, and the terms and conditions upon which such shares may be redeemed;

(5) the amount or amounts payable upon the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

(6) whether the shares of such series shall be entitled to the benefits of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and, if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such funds;

(7) whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the Corporation and, if so convertible or exchangeable, the conversion price or prices, or the rate or rates of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange;

(8) the subscription or purchase price and form of consideration for which the shares of such series shall be issued; and

(9) whether the shares of such series which are redeemed or converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock.

Each share of each series of serial preferred stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of the Corporation of the same series, except the times from which dividends on shares which may be issued from time to time of any such series may begin to accrue.

NOTE  4.     INCOME  TAXES

It is anticipated that the Company will file its federal income tax return as a "C Corporation." Consequently, federal income taxes have been calculated at a 34% rate and are reflected as a current liability on the accompanying balance sheet.

NOTE  5.     MERGER  OF  EXECUTIVE  AND  FAS

Jack Alexander, as founder and on behalf of the Company, entered into an Agreement and Plan of Merger dated May 7, 1998 (the "Merger Agreement") among Executive Wealth Management Services, Inc. and certain shareholders of Executive whereby a wholly owned subsidiary of the Company, newly created under the General Corporation Laws of Delaware, will merge with and into Executive with Executive surviving the merger (the "Merger"). The Merger will result in (i) Executive being governed by Delaware law, (ii) certain officers and directors of Executive becoming officers and directors of the Company, (iii) Executive's name being changed to FAS Wealth Management Services, Inc.; and (iv) Executive becoming a wholly owned subsidiary of the Company.

NOTE  6.     SUBSEQUENT  EVENTS

On July 4, 1998, the Company agreed to issue 79,500 shares of its preferred stock in exchange for approximately 400,000 shares of United States Refining & Petrochemicals, Inc. Class A Convertible Preferred Stock. These shares are convertible, at the option of the Company, into shares of United States Refining & Petrochemicals, Inc. common stock with a value at the time of conversion of $4,000,000.

On October 9, 1998, Tollycraft Yacht Corporation shares were trading at $3.75 per share resulting in a loss in value of approximately $450,000. The current value of the shares is approximately $750,000 before any costs associated with selling the shares or the negative impact on the share price of selling a block of 200,000 shares of stock. This reduction in value has not been reflected in the accompanying financial statements. If the reduction in value had been reflected in the accompany financial statements, a valuation allowance would be recorded in the amount of $450,000; income taxes and net income would be reduced to $255,000 and $495,000 respectively, and stockholders' equity would amount to $497,544 after reflecting the reduced stock valuation at the current market price.

                    [LETTERHEAD OF HARPER & PEARSON COMPANY]

The  Board  of  Directors
FAS  Group,  Inc.
Poway,  California

We have compiled the accompanying pro forma combining balance sheets, statements of operations and cash flows to reflect what the combined entity would look like if the combination of Executive Wealth Management Services, Inc. (Executive) and FAS Group, Inc. (FAS) had occurred at June 30, 1998. Because the combination did not occur at June 30, 1998, no inference should be drawn as to what the combined entity would have looked like at that date or what the combined financial position, operations or cash flows would have been if the combination had taken place at June 30, 1998.

A compilation is limited to presenting in the form of pro forma financial statements, information that is the representation of management. We have not audited or reviewed the combined pro forma financial statements and, accordingly, do not express an opinion or any other form of assurance on the accompanying statements.

The pro forma financial statements included herein assumes that Executive and FAS Group, Inc. merge and thereafter operate as a combined entity. The planned merger has not yet occurred and may not occur.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

This report was prepared solely for presentation to the Board of Directors in conjunction with the formation and prospective operations of the Company.

Subsequent to the issuance of this compilation report, the market value of the Company's investment in Tollycraft Yacht Corporation dropped to approximately $3.75 per share as opposed to approximately $6.00 per share at the date received. The reduced values are reflected in Footnote 1 at the bottom of the combined balance sheets and statements of operations.

/s/Harper  &  Pearson  Company
Houston,  Texas
June  25,  1998

FAS  GROUP,  INC.
                               COMBINED BALANCE SHEETS
                                    JUNE 30, 1998



                                                 ASSETS
                                                  EWMS        FAS(1)      COMBINED
                                              ------------  -----------  -----------
CURRENT ASSETS

  Cash                                        $    29,740   $         0  $   29,740
  Accounts receivable from
     correspondent brokers                        193,762             0     193,762
  Accounts receivable from others                  38,105             0      38,105
                                              ------------  -----------  -----------

    TOTAL CURRENT ASSETS                          261,607             0     261,607

  Furniture, Fixtures and Equipment -
     at cost net of accumulated depreciation       23,127             0      23,127

OTHER ASSETS
  Deposits with clearing organizations             40,093             0      40,093
  Other deposits                                    1,934             0       1,934
  Marketable Securities                                 0     1,200,000   1,200,000
  Organization Costs                                    -         2,544       2,544
                                              ------------  -----------  -----------
                                              $   326,761   $ 1,202,544  $1,529,305
                                              ============  ===========  ===========

      LIABILITIES AND
      STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                            $    20,875   $         0  $   20,875
  Commissions Payable                             217,875             0     217,875
  Federal Income Tax Payable                            0       408,000     408,000
                                              ------------  -----------  -----------

    TOTAL CURRENT LIABILITIES                     238,750       408,000     646,750
                                              ------------  -----------  -----------

STOCKHOLDERS' EQUITY
  Preferred Stock
  Common Stock                                      5,231         2,544       7,775
  Additional Paid-In-Capital                    1,130,639             0   1,130,639
  Additional Paid-In-Capital, Warrants              4,410             0       4,410
  Retained Earnings                            (1,052,269)      792,000    (260,269)
                                              ------------  -----------  -----------

    TOTAL STOCKHOLDERS' EQUITY                     88,011       794,544     882,555
                                              ------------  -----------  -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   326,761   $ 1,202,544  $1,529,305
                                              ============  ===========  ===========


                 SEE ACCOUNTANTS' PRO FORMA COMPILATION REPORT.

(1) IF THE $1,200,000 VALUE OF TOLLYCRAFT YACHT CORPORATION SHOWN ABOVE AS EQUITY SECURITIES WAS REDUCED TO CURRENT MARKET VALUE AT OCTOBER 9, 1998, TOLLYCRAFT YACHT CORPORATION EQUITY SECURITIES, RETAINED EARNINGS AND TOTAL STOCKHOLDERS' EQUITY FOR FAS GROUP, INC. WOULD BE REDUCED TO $750,000, $495,000 AND $497,544 RESPECTIVELY.


                                 FAS GROUP, INC.
                        COMBINED STATEMENTS OF OPERATIONS
                       FOR THE PERIOD ENDED JUNE 30, 1998



                                       EWMS        FAS(1)      COMBINED
                                    -----------  -----------  -----------
REVENUE

  Commissions and Consulting Fees   $1,340,112   $1,200,000   $2,540,112
  Underwriting Fees                     90,970            0       90,970
  Other Income                          22,961            0       22,961
                                    -----------  -----------  -----------

    TOTAL REVENUE                    1,454,043    1,200,000    2,654,043
                                    -----------  -----------  -----------

EXPENSES
  Advertising                            1,920            0        1,920
  Board of Directors Fees               12,000            0       12,000
  Clearing Charges                      79,447            0       79,447
  Commissions                        1,122,940            0    1,122,940
  Consulting Fees                       28,653            0       28,653
  Dues and Subscriptions                 4,789            0        4,789
  Depreciation                           5,168            0        5,168
  Insurance                              1,341            0        1,341
                                                 -----------
  Meetings and Seminars                   (750)           0         (750)
                                                 ===========
  Miscellaneous                          1,475            0        1,475
  Occupancy Costs                       49,654            0       49,654
  Office Expenses                       15,565            0       15,565
  Regulatory                            12,739            0       12,739
  Rental Equipment                       3,010            0        3,010
  Salaries and Wages                   171,446            0      171,446
  Taxes                                 19,580            0       19,580
                                                 -----------
  Travel and Lodging                    16,500            0       16,500
  Utilities                             14,491            0       14,491
                                    -----------  -----------  -----------

    TOTAL OPERATING EXPENSES         1,559,968            0    1,559,968
                                    -----------  -----------  -----------

OPERATING INCOME (LOSS)               (105,925)   1,200,000    1,094,075
                                    -----------  -----------  -----------

FEDERAL INCOME TAX EXPENSE                   0     (408,000)    (408,000)
                                    -----------  -----------  -----------

NET INCOME (LOSS)                    ($105,925)  $  792,000   $  686,075
                                    ===========  ===========  ===========
NET INCOME (LOSS) PER SHARE             ($0.04)  $     0.31   $     0.13
                                    ===========  ===========  ===========



                 SEE ACCOUNTANTS' PRO FORMA COMPILATION REPORT.

(1) IF THE PRICE OF THE SHARES OF TOLLYCRAFT YACHT CORPORATION WERE REDUCED TO CURRENT MARKET ($3.75 PER SHARE AT OCTOBER 9, 1998), FAS GROUP, INC. TAXES AND NET INCOME WOULD DECREASE TO $255,000 AND $495,000 RESPECTIVELY, AS A RESULT OF RECORDING A VALUATION ALLOWANCE OF $450,000.


                                          FAS GROUP, INC.
                                 COMBINED STATEMENTS OF CASH FLOWS
                                 FOR THE PERIOD ENDED JUNE 30, 1998




                                                               EWMS          FAS         COMBINED
                                                            -----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                          ($105,925)  $   792,000   $   686,075
  Adjustments to Reconcile Net Income
      to Net Cash used in Operating Activities:
          Depreciation                                           4,215             0         4,215
          Receipt of Marketable Securities,
               for Brokerage Commission                              0    (1,200,000)   (1,200,000)
          Organization Costs                                         0        (2,544)       (2,544)

           (Increase) Decrease in Operating Assets:
    Receivable from correspondent brokers                      (79,590)            0       (79,590)
    Receivable - Other                                           8,210             0         8,210
    Deposits                                                     5,065             0         5,065
    Prepaid Expenses
            Increase (Decrease) in Operating Liabilities:
    Accounts Payable                                           (85,998)            0       (85,998)
                                                                         ------------
    Commissions Payable                                        116,584             0       116,584
    Federal Income Tax Payable                                       0       408,000       408,000
                                                            -----------  ------------  ------------
         Net cash used in operating activities                (137,439)       (2,544)     (139,983)
                                                            -----------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                           0         2,544         2,544
  Subscription of Common Stock                                  25,000             0        25,000
  Syndication costs, Net                                        15,000             0        15,000
                                                            -----------  ------------  ------------
         Net cash provided by Financing activities              40,000         2,544        42,544
                                                            -----------  ------------  ------------

NET (DECREASE) IN CASH                                         (97,439)            0       (97,439)

CASH AT BEGINNING OF PERIOD                                    127,179             0       127,179
                                                            -----------  ------------  ------------

CASH AT END OF PERIOD                                       $   29,740   $         0   $    29,740
                                                            ===========  ============  ============




                 SEE ACCOUNTANTS' PRO FORMA COMPILATION REPORT.