Form 10QSB
period 1998-09-30
FAS WEALTH MANAGEMENT SERVICES INC
filed 1998-11-10
CIK 888386

1




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10Q-SB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For  the  nine  months  ended     Commission  File  Number
-----------------------------     ------------------------
      September  30,  1998                     33-48017-A

                      FAS WEALTH MANAGEMENT SERVICES, INC.
              (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
            (a Delaware corporation, formerly a Florida corporation)
             (Exact name of Registrant as specified in its Charter)

Delaware  (formerly  Florida          59-2087068
----------------------------     ---------------
State  or  other  jurisdiction  of     I.R.S.  Employer
incorporation  or  organization     Identification  Number

               2323 Stickney Point Road, Sarasota, Florida  34231
               --------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's  telephone  number,  including  area  code:  (941)  921-9700

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                             --

For the nine months ended September 30, 1998, the Registrant had revenues of $2,576,416.

As of September 30, 1998, the Registrant had 5,000,000 Shares authorized and 2,664,560 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was sold is $1,752,492.

     PART  I  -  FINANCIAL  INFORMATION

Item  1.   Financial  Statements

     Set forth below are the unaudited financial statements reflecting the Company's financial condition as of September 30, 1998, and the related statements of operations and shareholders' equity for the nine and three months ended September 30, 1998 and 1997.












     [THE  BALANCE  OF  THIS  PAGE  INTENTIONALLY  LEFT  BLANK]


                      FAS WEALTH MANAGEMENT SERVICES, INC.
              (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                                  BALANCE SHEET

                         September 30, 1998 (Unaudited)



                                              ASSETS
                                           ------------
CURRENT ASSETS
  Cash                                     $    43,957
  Accounts receivable from
     correspondent brokers                     253,699
 Accounts receivable from affiliates            74,923
 Accounts receivable from others                 2,448
                                           ------------
          TOTAL CURRENT ASSETS                 375,027

INVESTMENTS                                        ---

FURNITURE, FIXTURES AND EQUIPMENT at cost
 Net of accumulated depreciation                24,837

OTHER ASSETS
  Deposits with clearing organizations         140,510
  Other Deposits                                 1,934
  Trading Account                              851,348
                                           ------------

           TOTAL ASSETS                    $ 1,393,656
                                           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------
CURRENT LIABILITIES
  Accounts payable                         $    37,211
  Commissions payable                          179,474
                                           ------------
          TOTAL CURRENT LIABILITIES            216,685

STOCKHOLDERS' EQUITY
  Preferred Stock - authorized 750,000
   shares of $.01 par value; no shares
   issued or outstanding                           ---
  Common Stock - authorized 5,000,000
   shares of $.002 par value; issued and
   outstanding 2,664,560 shares                  5,329
  Additional paid-in capital                 2,331,731
  Additional paid-in capital, warrants           4,410
  Retained earnings                         (1,164,499)
                                           ------------
          TOTAL STOCKHOLDERS' EQUITY       $ 1,176,971
                                           ------------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY    $ 1,393,656
                                           ============


                                           FAS WEALTH MANAGEMENT SERVICES, INC.
                                   (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                                                  STATEMENTS OF OPERATION

                               For The Three and Nine Months Ended September 30 (Unaudited)




                              Nine Months Ended September 30    Three Months Ended September 30
                                           1998                              1997                    1998         1997
                             --------------------------------  ---------------------------------  -----------  -----------
REVENUE
 Commissions                 $                     1,834,265   $                      2,896,686   $  561,959   $1,124,606
  Underwriting fees                                  209,920                            133,548      118,950       59,948
  RIA Income                                         171,858                                ---      104,053          ---
  Trading Profit                                     227,777                                ---      227,777          ---
Other Income                                         132,596                            109,810      109,635       39,410
                             --------------------------------  ---------------------------------  -----------  -----------
TOTAL REVENUE                                      2,576,416                          3,140,044    1,122,374    1,223,964
                             --------------------------------  ---------------------------------  -----------  -----------

EXPENSES
  Advertising                                          4,350                              1,921        2,431          308
  Bad debt expense                                    13,110                                ---       13,105          ---
  Board of Directors fees                             18,000                             14,000        6,000        6,000
  Branch office support                               25,000                             58,000       25,000       55,000
  Clearing charges                                   116,754                            241,182       37,307      104,458
  Commissions                                      1,964,680                          2,369,145      841,741      917,879
  Consulting fees                                     81,053                             40,236       52,400       17,045
  Dues and Subscriptions                               6,297                              7,160        1,508        2,870
  Depreciation                                         7,769                              9,092        2,601        3,031
  Employee benefits                                    2,750                                ---        2,750          ---
  Insurance                                            8,091                              9,565        6,750        6,363
  Meetings and seminars                               (6,500)                              (471)      (5,750)        (500)
  Miscellaneous                                        6,191                             17,951        4,722        3,736
  Occupancy costs                                     74,487                             64,722       24,833       21,311
  Office expenses                                     29,962                             20,854       14,397        7,725
  Professional development                               ---                                187          ---          187
  Regulatory                                          14,814                             13,605        2,073        1,754
  Rental Equipment                                     6,065                              7,302        3,054        3,017
  Salaries and wages                                 313,800                            262,530      142,354       83,880
  Taxes                                               30,973                             26,382       11,392        6,609
  Travel and lodging                                  50,599                             24,123       34,099        8,356
  Utilities                                           26,327                             22,296       11,836        9,502
                             --------------------------------  ---------------------------------  -----------  -----------
TOTAL
  OPERATING EXPENSES                               2,794,572                          3,209,782    1,234,603    1,258,531
                             --------------------------------  ---------------------------------  -----------  -----------

OPERATING
  INCOME/(LOSS)                                     (218,154)                           (69,738)    (112,230)     (34,567)
                             --------------------------------  ---------------------------------  -----------  -----------

NET INCOME/(LOSS)            $                      (218,154)  $                        (69,738)  $ (112,230)  $  (34,567)
                             ================================  =================================  ===========  ===========
NET INCOME/(LOSS)
  PER SHARE                  $                         (.082)  $                          (.027)  $    (.042)  $    (.013)
                             ================================  =================================  ===========  ===========



                                   FAS WEALTH MANAGEMENT SERVICES, INC.
                          (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                            For The Nine Months Ended September 30 (Unaudited)




                             Additional
                             Additional     Paid-In     Retained
                             Preferred      Common       Paid-In      Capital      Earnings
                               Stock         Stock       Capital      Warrants    (Deficit)      Total
                            ------------  -----------  -----------  ------------  ----------  -----------

Balance at January 1, 1997            -   $    4,983   $   913,687  $     4,410   $(841,105)  $   81,975
Issuance of common stock            248      213,752       214,000
Syndication costs               (21,800)     (21,800)
Net loss for the Nine
  months ended
 September 30, 1997             (69,738)     (69,738)
                            ------------  -----------

Balance at
September 30, 1997          $         -   $    5,231   $ 1,105,639  $     4,410   $(910,843)  $  204,437
                            ============  ===========  ===========  ============  ==========  ===========



          Additional        Retained
  Preferred                 Common        Paid-In      Earnings     Stock
  Stock                     Stock         Capital        (Deficit)  Warrants      Total
--------------------------                -----------  -----------  ------------  ----------
Balance at
January 1, 1998             $         -   $    5,231   $ 1,105,689  $  (946,344)  $   4,410   $  168,936

Issuance of Common Stock             98    1,246,569     1,246,667

Syndication Costs               (20,477)     (20,477)

Net loss for nine
  months ended
 September 30, 1998                   -            -             -     (218,154)          -     (218,154)
                            ------------  -----------  -----------  ------------  ----------  -----------

Balance at
September 30, 1998          $         -   $    5,329   $ 2,331,781  $(1,164,498)  $   4,410   $1,176,972
                            ============  ===========  ===========  ============  ==========  ===========



                         EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.
                   (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)
                                  STATEMENT OF CASH FLOWS

     For  The  Nine  Months  Ended  September  30  (Unaudited)





                                                                       1998         1997
                                                                    -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                 $ (218,154)  $ (69,738)
  Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation                                                        6,817       9,092

     (Increase) decrease in operating assets:
       Receivable from correspondent brokers                          (139,527)   (217,155)
       Receivable - other                                              (31,056)    (30,585)
       Deposits                                                        (95,353)     (1,030)
       Other assets                                                     15,000      (5,000)
     Increase (decrease) in operating liabilities:
      Accounts payable                                                 (69,663)      1,953
      Commissions payable                                               78,183     134,973
                                                                    -----------  ----------
             Net cash provided by (used in) operating activities      (453,753)   (177,490)
                                                                    -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of assets                                                   (4,311)        ---
   Trading Account                                                    (851,348)        ---
                                                                    -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                           1,246,667     214,000
  Cash paid for syndication costs                                      (20,477)    (21,800)
                                                                    -----------  ----------
              Net cash provided by (used in) financing activities    1,226,190     192,200
                                                                    -----------  ----------

NET INCREASE (DECREASE) IN CASH                                        (83,222)     14,710

CASH AT BEGINNING OF PERIOD                                            127,179         ---
                                                                    -----------  ----------

CASH AT END OF PERIOD                                               $   43,957   $  14,710
                                                                    ===========  ==========

                      FAS WEALTH MANAGEMENT SERVICES, INC.
              (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                          NOTES TO FINANCIAL STATEMENTS

              For The Nine Months Ended September 30, 1998 and 1997


Note  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------     ----------------------------------------------

Organization
------------
FAS Wealth Management Services, Inc., (formerly Executive Wealth Management Services, Inc. (the Company) is a securities broker/dealer that transacts business through correspondent brokers and does not handle any customer securities or funds. Customer security transactions and related commission revenue and expenses are recorded on the trade date. The Company also markets insurance products and services, acts as a broker/dealer in selling both public and private securities offerings on a best efforts basis and markets to Affinity Groups . In addition, the Company receives commissions, investment banking and underwriting fees for its services.

Effective August 31, 1998, the Agreement and Plan of Merger ("Agreement") with FAS Group, Inc. was effective. Executive Wealth Management Services, Inc. merged with a subsidiary of FAS Group, Inc. and changed its name to FAS Wealth Management Services, Inc. Details of the capitalization from the parent company, FAS Group, Inc. are detailed in Note 8 of these financials.

On September 1998, the NASDR granted the firm's application to change its Restrictive Letter to allow for market making and proprietary trading. The new Restrictive Letter with the NASDR limits the number of securities in which the firm can make markets to 15. It also limits the firms proprietary positions to less than 90% of excess net capital.

Receivable  from  Correspondent  Brokers
----------------------------------------
The receivable from correspondent brokers and broker/dealers represent commissions earned which had not been received at September 30, 1998. Management has determined that these amounts are fully collectible.

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

                      FAS WEALTH MANAGEMENT SERVICES, INC.
              (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              For The Nine months Ended September 30, 1998 and 1997


Note  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-------     -----------------------------------------------------------

Warrants  Outlet  Mall  Network
-------------------------------
The Company was issued 5,555 warrants of the Outlet Mall Network, Inc. ("OMNI"). OMNI had two reverse splits during 1998. The net effect of these splits was a
4.35 to 1 reverse split. The Company originally had 24,167 shares. These warrants were issued in relation to a private offering of OMNI stock. The warrants have an exercise price of $8.70 and expire June 10, 2002. The Company has assigned no value to the warrants due to the fact that there is no ready market and their value is not determinable.

Loss  Per  Share
----------------
Loss per share is computed based upon 2,664,560 and 2,615,485 shares outstanding during the periods ended September 30, 1998 and 1997, respectively.



Note  2  -  DEPOSIT  WITH  CLEARING  ORGANIZATION
-------     -------------------------------------

Deposits with clearing organizations represent investments in money markets. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreements between the parties. Deposits are reflected at fair market value.

Note  3  -  FURNITURE,  FIXTURES  AND  EQUIPMENT
-------     ------------------------------------


A  summary  of  furniture,  fixtures  and  equipment  follows:



                                       September 30, 1998
                                      --------------------
     Furniture and fixtures           $            37,951
     Equipment                                     37,034
     Leasehold improvements                         8,101
                                      --------------------
                                                   83,086
     Less:  Accumulated Depreciation              (58,249)
                                      --------------------
                                      $            24,837
                                      ====================



NOTE  4  -  OPERATING  LEASES
-------     -----------------

Rent expense for the nine months ended September 30, 1998 and 1997 was $74,487 and $64,722, respectively.

                      FAS WEALTH MANAGEMENT SERVICES, INC.
              (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              For The Nine months Ended September 30, 1998 and 1997

Note  5  -  NET  CAPITAL  REQUIREMENT
-------     -------------------------

Pursuant to the net capital provisions of Rule 15c3-1(a)(2)(iii) of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $100,000 as of September 30, 1998, and $5,000 as of the same period ended 1997. The Company had net capital of $903,823 or 903% and $131,521 or 622% of the minimum requirement at September 30, 1998 and 1997, respectively. The net capital rules may effectively restrict the payment of dividends to the Company's stockholders. The Company operates pursuant to the
(K)(2)(ii) exemption provisions of the Securities and Exchange Commissions Rule 15c3-3 and does not hold customer funds or securities.

NOTE  6  -  INCOME  TAXES
-------     -------------

At December 31, 1996, the Company had a net operating loss carry forward of approximately $946,000 that will begin to expire in the year 2009. Due to the lack of historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $350,000, calculated using an effective income tax rate of 37% for the Company.
 .
NOTE  7  -  RELATED  PARTY  TRANSACTIONS
-------     ----------------------------

During the nine months ended September 30, 1998 and 1997, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $8,586 and $17,188, respectively, for the use of the space.

During the nine months ended September 30, 1998 and 1997, the Company paid rent of approximately $27,000 to the Company's majority stockholder.

NOTE  8  -  COMMON  STOCK  TRANSACTIONS
-------     ---------------------------

In November, 1995, the Company approved a plan to grant options to certain employees to purchase the Company's common stock. The plan provided for the granting of options to purchase a maximum of 500,000 shares of the Company's stock at a price to be determined at the time of grant. The price, however, is not greater than $.60 per share. The plan required a participant to be employed by the
Company for a number of years before exercise. Granted options expire 10 years from the grant date. At September 30, 1998, none of the options have been exercised.

                      FAS WEALTH MANAGEMENT SERVICES, INC.
              (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              For The Nine months Ended September 30, 1998 and 1997

NOTE  8  -  COMMON  STOCK  TRANSACTIONS  (Continued)
-------     ----------------------------------------

During the first quarter of 1998, the majority shareholder purchased 42,500 shares of common stock at $1.20 per share.

In May, 1996, the Board of Directors passed a resolution to forward split the outstanding common stock shares of Executive Wealth Management Services, Inc. on a five for one basis to common stockholders of record as of September 20, 1996.

On June 9, 1997, the Company initiated a private placement of 250,000 shares of the Company's Common Stock at a price of $2.00 per share. Net proceeds from the sale of stock were used for general working capital and expansion of operations.

In March, 1998, the Company and the majority shareholder initiated a private placement of 150,000 shares of the Company's Common Stock at a price of $2.00 per share. The shares contained in the offering were drawn one third from the authorized but unissued shares of the Company and two thirds from the majority shareholder. As of September 30, 1998, 147,250 shares of the Company's Common Stock had been sold under this private placement. Net proceeds from the issuance of shares by the Company were used for costs of the merger, affinity group marketing programs, working capital and general corporate purposes. The majority shareholder received net proceeds for sale of its shares.

On August 19, 1998, the parent company, FAS Group, Inc. initiated a private placement of 750,000 units consisting of 750,000 share of the Company's Class A Common Stock and 750,000 Redeemable Class A Common Stock Purchase Warrants at a price of $2.00 per unit. As of September 30, 1998, all 750,000 units were sold and proceeds were used for working capital and investment in its subsidiary, FAS Wealth Management Services, Inc., the broker/dealer.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
    Results  of  Operation.
    -----------------------

Current  Operations
-------------------


The table set forth below reflects the source of revenue earned by the Company during the nine months ended September 30, 1998 and 1997.



                                      1998        1997     Increase/(Decrease)
                                   ----------  ----------  --------------------
Source of Revenue Earned
---------------------------------
Commission:

    Investment banking fees        $  209,920  $  133,548  $            76,372
    Transactional                     740,813   1,762,944           (1,022,131)
    Mutual Fund Sales                 442,548     443,847               (1,299)
    Insurance/Annuity                 433,940     468,558              (34,618)
    Limited partnership sales         216,965     221,337               (4,372)
                                   ----------  ----------  --------------------

                Total Commissions   2,044,186   3,030,234             (986,048)
Other:
    RIA income                        171,858      28,784              143,074
    Trading Profits                   227,777     277,777
    Miscellaneous                     132,595      81,026               51,569
                                   ----------  ----------  --------------------
                 Total             $2,576,416  $3,140,044  $          (563,628)
                                   ==========  ==========  ====================



The Company received investment banking fees of $209,920 and $133,548 from the sale of proprietary products or commissions which were (in-house) in character for the nine months ended 1998 and 1997, respectively. The increase of $76,372 or 57.2% from the nine month period ended 1997 compared to the same period ended 1998 reflects the best efforts public offering of $5,000,000 in promissory notes of Federal Mortgage Management II, Inc. During the nine months ended September 30, 1998, the Company earned fees and commissions of $91,470 compared to none for the same period ended 1997 from such offering. The Company also earned commission of $29,450 from the best efforts offering of 150,000 shares of its common stock for the period ended September 30, 1998. The Company earned commissions of $89,000 from its parent company FAS Group, Inc. for the private placement of 750,000 units, each unit consisting of one (1) Class A Common Stock and one (1) Redeemable Class A Common Stock Purchase Warrant.

Transactional revenues decreased by 1,022,131 or 58% for the nine month ended September 30, 1998 as compared to same period in 1997. This decrease relates to the fact that during the fourth quarter of 1997, one of the Altamonte Springs branch offices began their own broker/dealer operation. Also contributing to the decrease were general market and seasonal conditions as well as another branch shifting from transactional to Registered Investment Advisory based fees. The decrease of $1, 022, 131 is offset to some degree with the increase in RIA income of $143,074 and trading profit increase of $227,777 for a net decrease of transactional revenue of $651,280 or 37%. The firm believes that this decrease in transaction revenue will not continue and will be offset with increased RIA income, trading profit income and securities and insurance commissions over the next two fiscal quarters.

Mutual fund, insurance/annuity and limited partnership revenue all decreased for the nine month period ended September 30, 1998 as compared to the same period in 1997. The decreases of $1,299, $34,619, $4,372, respectively for $40,289 cumulative  decrease  are  primarily  due  to  general  market  conditions.

As noted above RIA income increased $143,074 for the nine month period ended September 30, 1998 as compared to the same period ended 1997. This increase represents a 497% increase over 1997. Management believes this revenue stream from the Registered Investment Advisor will continue throughout fiscal 1998 and well into fiscal 1999.

During the month of September 1998, assets under management has surpassed the $25,000,000 benchmark for registration with the SEC. At September 30, 1998, the firm had filed an application to register its RIA with the SEC and assets under management as of October 15, had surpassed approximately $30,000,000.

Overall total revenues decreased $563,628 or 18% for the nine months ended September 30, 1998 as compared to the same period ended 1997. Such decrease is expected to level off during the last fiscal quarter of 1998 and into the first fiscal quarter of 1999. Management believes that with the bulk transfer of the Ft. Lauderdale and New York office, the change of operations to allow for market making and proprietary trading and other offices that the firm is seeking to recruit that revenues will steadily increase over the next two to three fiscal quarters.

The Company had considered market making and proprietary trading for several years. However, management had never found the right individuals with whom to participate or undertake this endeavor.

The merger with FAS Wealth Management Services, Inc., a subsidiary of FAS Group, Inc., whose principal, Jack Alexander, had experience in growing a retail brokerage firm, with emphasis in investment banking, firm commitment underwritings, market making and proprietary trading in conjunction with the asset purchase and bulk transfer of agents from Biltmore Securities, Inc., afforded the Company the opportunity to implement this phase of its business plan in an expeditious and orderly manner.

The union of the Company, FAS Wealth Management Services, Inc., and the agents from Biltmore Securities, Inc., gives the Company an additional base upon which to expand this area of the business. Management understands the task into which it has entered regarding these agents and is prepared to utilize the talents of its senior management team to give them the opportunity to grow their careers on a broader product base which includes mutual funds, variable annuities, life insurance and investment advisory services under strict supervision and compliance training .

The Company received a Cease and Desist Order from the State of Alabama on September 17, 1998, regarding the transfer of agents from Biltmore Securities, Inc. To date, the Company has supplied the State of Alabama with its requested information, including a copy of the asset purchase documents, plan of rehabilitation and voluntarily issued U-5s terminating those former Biltmore agents' licensed in the State of Alabama. The Company also requested an informal hearing with Alabama's regulators to bring this issue to resolution.

Other states, such as New Hampshire have requested that the Company withdraw its request for registration in their respective state until the matter such as the one with Alabama is resolved. Management has requested that New Hampshire reconsider its position based upon the structure of the asset purchase, the plan of rehabilitation and the Company's history of compliance with all regulatory bodies. As of October 27, 1998, the Company has not received a response from the State of New Hampshire.


The table set forth below reflects the expense categories of the Company in which there was a significant increase or decrease for the nine months ended
September 30, 1998 as compared to the same period in 1997. Several expense categories increased dramatically during the third fiscal quarter of 1998.
These  increases  are  directly related to the changes to the firm's Restrictive
Letter with the NASD and the bulk transfer of the Ft. Lauderdale and New York offices. In order to facilitate the growth in the firm's future plan of operation, areas such as advertising for new personnel, consulting fees, dues and subscriptions, office expense, regulatory fees, salaries, wages and taxes, travel and lodging as well as utilities all increased during the nine months ended September 30, 1998 as compared to the same period ended 1997.


                          Increase/
Expense Category            1998         1997      (decrease)
-----------------------  -----------  -----------  -----------
Advertising              $    4,350   $    1,921   $    2,429
Bad debt expense             13,110          ---       13,110
Board of Directors fees      18,000       14,000        4,000
Branch office support        25,000       58,000      (33,000)
Clearing fees               116,754      241,182     (124,428)
Commissions               1,964,680    2,369,145     (404,465)
Consulting fees              81,053       40,236       40,817
Dues and subscriptions       13,297        7,160        6,137
Employee Benefits             2,750          ---        2,750
Meetings and seminars        (6,500)        (471)       6,029
Miscellaneous expense         6,191       17,951      (11,760)
Occupancy costs              74,487       64,722        9,765
Office Expense               31,354       20,854       10,500
Regulatory                   21,006       13,605        7,401
Salaries & Wages            313,800      262,530       51,270
Taxes                        30,973       26,382        4,591
Travel and lodging           50,599       24,123       26,476
Utilities                    26,327       22,296        4,031



Future  Operations
------------------

As of September 30, 1998, FASWMS had approximately 120 registered representatives and is in the process of recruiting several new office locations.

During the remainder of 1998 and into 1999, management will continue to focus on several growth and expansion related initiatives. These initiatives will include, but are not limited to the following:
     -  Expanded  service  and  marketing  to  "Affinity  Groups",
     -  Possible  secondary  public  offering,
     -  Continued  branch  development  and  expansion,
     -  Registered  investment  advisory  activities
     -  Increased  investment  banking  activities,  and
     -  Implementation  of  market  making  and  proprietary  trading activities

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

On October 15, 1998 the American Medical Association ("AMA") and AMA Solutions, Inc., a wholly owned subsidiary of the AMA, entered into a contract with TaxResources, Inc.'s pre-paid tax audit defense service for sale and solicitation to its physician members through AMA Solutions, Inc. FASWMS acted as a broker in the transaction and will receive first year and renewal commissions on the sale of the service. Solicitation of AMA physician members for the sale of TaxResources, Inc.'s services should commence during the end of the third quarter or beginning of the fourth quarter of 1998.

Regulatory  Net  Capital
------------------------

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


The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of September 30, 1998 and 1997:



                                   1998        1997
                                 ---------  ----------
Net Capital                      $903,823    $131,521
Aggregate Indebtedness             216,685     316,975
Ratio of aggregate indebtedness
    to net capital                .24 to 1   2.41 to 1



YEAR  2000
----------

The challenge of the year 2000, is fast approaching for every organization world wide. The regulatory bodies of the securities industry began their response by mandating that all member firms assess its information technology environments and make the necessary changes to insure that automated processes with date-sensitive components will correctly identify "00" as the year 2000, when processing dates on and after January 1, 2000.

The firm has adopted a plan of action which will ensure that not only are the firm's automated systems year 2000 compliance ready, but also those of the third party vendors upon whom the firm relies. The capital costs associated with the assessment and implementation of the firm's plan has been estimated at approximately $50,000 for 1998, $75,000 for 1999, and $50,000 for 2000. These
figures are based upon current operating facilities and are not reflective of potential growth areas that management is considering.








              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                           PART II - OTHER INFORMATION

Item  1.    Legal  Proceedings.
           Not  Applicable

Item  2.    Changes  in  Securities.
           Reference  is  made  to  the  S-4  recently  filed.

Item  3.    Defaults  Upon  Senior  Securities.
           Not  Applicable

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
           Reference  is  made  to  the  S-4  recently  filed.

Item  5.    Other  Information.
           FAS Group, Inc., the parent company, and the consolidated financials.

Item  6.    Exhibits  and  Reports  on  Form  8-K.
           Not  Applicable



               [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

     In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FAS  WEALTH  MANAGEMENT
                                     SERVICES,  INC.
NOVEMBER,  1998
---------------

                              BY   Guy  S.  Della  Penna
                                   ---------------------
                                      Guy  S.  Della  Penna,  President  and
                                       Chief  Executive  Officer

NOVEMBER,  1998
---------------

                              BY  Bonnie  S.  Gilmore
                                  -------------------

                                     Bonnie  S.  Gilmore,  Senior Vice President
                                     Chief  Financial  Officer  and  Secretary


                     ITEM 5.  OTHER INFORMATION: FINANCIALS OF THE PARENT COMPANY
                             FAS GROUP, INC. AND CONSOLIDATED FINANCIALS

                                            BALANCE SHEET
                                 AS OF SEPTEMBER 30, 1998 (UNAUDITED)





                                           FAS GROUP, INC.  FAS WEALTH   ELIMINATIONS   CONSOLIDATED
                                           ---------------  -----------  -------------  -------------
CURRENT ASSETS
Cash                                                 7,608      43,957            ---         51,565
Accounts receivable from
   correspondent brokers                               ---     253,699            ---        253,699
Accounts receivable from affiliates                    ---      74,923            ---         74,923
Accounts receivable from others                        ---       2,448            ---          2,448
                                           ---------------  -----------  -------------  -------------
     Total Current Assets                            7,608     375,027            ---        382,635

INVESTMENTS
Marketable Securities                              587,600         ---            ---        587,600
Investments Subsidiary                           1,148,500         ---     (1,148,500)           ---
                                           ---------------  -----------  -------------  -------------
     TOTAL INVESTMENTS                           1,736,100         ---     (1,148,500)       587,600

FURNITURE, FIXTURES AND EQUIPMENT AT COST
Net of accumulated depreciation                        ---      24,837            ---         24,837

OTHER ASSETS
Organizational costs
   net of accumulated amortization                  57,544         ---            ---         57,544
Deposits with clearing
            organizations                              ---     140,510            ---        140,510
Other deposits                                         ---       1,934            ---          1,934
Trading account                                        ---     851,348            ---        851,348
                                           ---------------  -----------  -------------  -------------
TOTAL OTHER ASSETS                                  57,544     993,792            ---      1,051,336

TOTAL ASSETS                                     1,801,252   1,393,656     (1,148,500)     3,194,908
                                           ===============  ===========  =============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable                                     1,266      37,211            ---         38,477
Incomes taxes payable                              186,515         ---            ---        186,515
Commissions payable                                    ---     179,474            ---        179,474
                                           ---------------  -----------  -------------  -------------
                                                   187,781     216,685            ---        404,466

Common stock                                           ---       5,329         (5,329)           ---
Common stock Class A                                 2,664         ---          1,620          4,284
Common stock Class B                                   630         ---            370          1,000
Paid in capital                                  1,248,370   2,331,731     (1,140,885)     2,439,216
Paid in stock warrants                                 750       4,410         (4,276)           884
Retained earnings                                  361,058  (1,164,499)           ---       (803,442)
                                           ---------------  -----------  -------------  -------------
TOTAL STOCKHOLDERS
           EQUITY                                1,613,472   1,176,971     (1,148,500)     1,641,943

TOTAL STOCKHOLDERS
           EQUITY                                1,801,252   1,393,656   (1,148,500)1      2,046,408
                                           ===============  ===========  =============  =============



Footnote:
1. Elimination and proforma calculations. Proforma calculations assumes merger effective as of September 30, 1998.


                   ITEM 5.  OTHER INFORMATION: FINANCIALS OF THE PARENT COMPANY
                            FAS GROUP, INC. AND CONSOLIDATED FINANCIALS

                                      STATEMENT OF CASH FLOW
                               AS OF SEPTEMBER 30, 1998 (UNAUDITED)





                                                      FAS GROUP, INC.   FAS WEALTH   CONSOLIDATED
                                                      ----------------  -----------  -------------
CASH FLOW FROM OPERATING ACTIVITIES


Net income (loss)                                             361,058     (218,154)       142,904
Adjustments to reconcile net income to net
   cash used in operating activities                              ---          ---            ---
Depreciation                                                      ---        6,817          6,817
(Increase) decrease in operating assets                           ---          ---            ---
Receivable from correspondent brokers                             ---     (139,527)      (139,527)
Receivable - other                                                ---      (31,056)       (31,056)
Deposits                                                          ---      (95,353)       (95,353)
Other assets                                                  (57,544)      15,000        (42,544)
Marketable securities                                        (587,600)         ---       (587,600)

Increase (decrease) in operating liabilities
Accounts payable                                              187,780      (69,663)       118,117
Commissions payable                                               ---       78,183         78,183
                                                      ----------------  -----------  -------------

Net cash provided by (used in) operating activities           (96,306)    (453,753)      (550,059)


CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of assets                                                ---       (4,311)        (4,311)
Trading account                                                   ---     (851,348)      (851,348)
Investment - subsidiary                                    (1,148,500)         ---     (1,148,500)
                                                      ----------------  -----------  -------------
Net cash provided by (used in) investing activities        (1,148,500)    (855,659)    (2,004,159)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                                    1,502,544    1,246,667      2,749,211
Cash paid for syndication costs                              (250,130)     (20,477)      (270,607)
                                                      ----------------  -----------  -------------

Net cash provided by (used in) financing activities         1,252,414    1,226,190      2,478,604

NET INCREASE (DECREASE) IN CASH                                 7,608      (83,222)       (75,614)
CASH AT BEGINNING OF PERIOD                                       ---      127,179        127,179
                                                      ----------------  -----------  -------------
CASH AT END OF PERIOD                                           7,608       43,957         51,565
                                                      ================  ===========  =============



          ITEM 5.  OTHER INFORMATION: FINANCIALS OF THE PARENT COMPANY
                   FAS GROUP, INC. AND CONSOLIDATED FINANCIALS

                                INCOME STATEMENT
                      AS OF SEPTEMBER 30, 1998 (UNAUDITED)



                              FAS GROUP, INC.  FAS WEALTH   CONSOLIDATED
                              ---------------  -----------  -------------
REVENUE

Commissions                               ---   1,834,265      1,834,265
Underwriting fees                         ---     209,920        209,920
RIA income                                ---     171,858        171,858
Trading profits                           ---     227,777        227,777
Other income                              745     132,596        133,341
Consulting fees                     1,200,000         ---      1,200,000
                              ---------------  -----------  -------------
TOTAL REVENUE                       1,200,745   2,576,416      3,777,161

EXPENSES
Advertising                               ---       4,350          4,350
Bad debt expense                          ---      13,110         13,110
Board of director fees                    ---      18,000         18,000
Branch office support                     ---      25,000         25,000
Clearing charges                          ---     116,754        116,754
Commissions                               ---   1,964,680      1,964,680
Consulting fees                        30,000      81,053        111,053
Dues and subscriptions                    ---       6,297          6,297
Depreciation                              ---       7,769          7,769
Employee benefits                         ---       2,750          2,750
Insurance                                 ---       8,091          8,091
Loss on investment                    612,400         ---        612,400
Meetings and seminars                     ---      (6,500)        (6,500)
Miscellaneous                           2,032       6,191          8,223
Occupancy costs                         3,477      74,487         77,964
Office expense                            ---      29,962         29,962
Regulatory                                ---      14,814         14,814
Rental equipment                          ---       6,065          6,065
Salaries and wages                        ---     313,800        313,800
Taxes                                   4,810      30,973         35,783
Travel and lodging                        ---      50,599         50,599
Utilities                                 453      26,327         26,780
                              ---------------  -----------  -------------
TOTAL OPERATING EXPENSES              653,172   2,794,572      3,447,744

OPERATING INCOME (LOSS)               547,573    (218,154)       329,419

PROVISION FOR INCOME TAXES            186,515         ---            ---

NET INCOME (LOSS)                     361,058    (218,154)      329,4193
                              ===============  ===========  =============

NET INCOME (LOSS) PER SHARE              .111       (0.08)             2   .08
                              ===============  ===========  =============  ===



Footnotes:
1.  Per  share  is  based on 3,294,000 shares outstanding at September 30, 1998.
2.  Per  share  is  based on 2,664,570 shares outstanding at September 30, 1998.
3. Net income of $329,419 takes into consideration the net loss carry forward resulting in a zero tax liability at September 30, 1998.