Form 10KSB
period 1998-12-31
FAS WEALTH MANAGEMENT SERVICES INC
filed 1999-02-26
CIK 888386

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended     Commission  File  Number
     -----------------------------     ------------------------
     December  31,  1998                     33-48017-A


                      FAS WEALTH MANAGEMENT SERVICES, INC.
              (formerly Executive Wealth Management Services, Inc.)
             (Exact name of Registrant as specified in its Charter)

               Delaware
          (formerly  Florida)                  59-2087068
          -------------------                  ----------
     State  or  other  jurisdiction  of       I.R.S.  Employer
     incorporation  or  organization      Identification  Number

                2323 Stickney Point Road, Sarasota, Florida 34231
                    (Address of principal offices, zip code)




Registrant's  telephone  number,  including  area  code:  941-921-9700

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.
                                                       -

     For the year ended December 31, 1998, the Registrant had revenues and other income of $5,538,569.

     As of December 31, 1998, the Registrant had 5,000,000 Shares authorized and 2,664,560 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was originally sold is $1,752,492.

     PART  I

Item  1.     Description  of  Business
             -------------------------

          Background:  FAS  WEALTH  MANAGEMENT  SERVICES, INC. (the "Company" or
          ----------
"FASW"), formerly Executive Wealth Management Services, Inc., was incorporated under Delaware law in June 1998, formerly under Florida law in June 1981.

          Effective August 31, 1998, the Agreement and Plan of Merger (the "Agreement") with FAS Group, Inc. was effective. Executive Wealth Management Services, Inc. merged with a subsidiary of FAS Group, Inc. and changed its name to FAS Wealth Management Services, Inc.

          During September 1998, the NASDR granted the firm's application to change its restrictive letter to allow for market making and proprietary trading. The new restrictive letter limits the number of securities in which the firm can make markets to fifteen (15). It also limits the firms proprietary position to less than ninety percent (90%) of excess net capital.

          During September 1998, the Company completed an asset purchase and bulk transfer of agents from Biltmore Securities, a Ft. Lauderdale, Florida broker-dealer. This transaction, as well as the merger, previously mentioned, offered the Company the opportunity to implement certain phases of its business plan.

          The Company has had several months of operations under this new structure and management has established areas which will require the financial and personnel resources during the next two to three fiscal quarters, additional staff and additional work space for the corporation headquarters will be the primary focus.

          The Company is registered as a securities broker-dealer under the Securities and Exchange Act of 1934 and the state securities statutes of Alaska, Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Maine, Michigan, Minnesota, Missouri, Mississippi, Montana, Nebraska, Oklahoma, Oregon, New Jersey, New Mexico, Nevada, New York, North Carolina, North Dakota, Ohio, Pennsylvania, Puerto Rico, South Carolina, South Dakota, Rhode Island, Tennessee, Texas, Utah, Virginia, Vermont, Washington, Wisconsin, West Virginia and Wyoming. FASW is also a member of the National Association of Securities Dealers Regulation, Inc. ("NASDR") which is the self-regulatory body exercising broad supervisory powers over the investment banking industry and securities broker-dealers operating in the United States. As required by law, FASW is also a member of the Securities Investor Protection Corporation ("SIPC") which is a public corporation established to afford a measure of protection to the account balances of customers of securities broker dealers which become insolvent.

     The Company received a Cease and Desist Order from the State of Alabama on September 17, 1998, regarding the transfer of agents from Biltmore Securities, Inc. To date, the Company has supplied the State of Alabama with its requested information, including a copy of the asset purchase documents, plan of rehabilitation and voluntarily issued U-5s terminating those former Biltmore agents' licensed in the State of Alabama. The Company also requested an informal hearing with Alabama's regulators to bring this issue to resolution. Currently, the Alabama Securities Commission is reviewing a consent order to be signed by FASW and the Alabama Securities Commission which would void the Cease and Desist Order.

          The Company presently conducts its investment securities business from offices maintained in Sarasota, Florida, Tampa, Florida, Delray Beach, Florida, Naples, Florida, Longwood, Florida Altamonte Springs, Florida, Spring Hill, Florida, Homosassa, Florida, Ft. Lauderdale, Florida, Irvine, California, San Diego, California and Jericho, New York. The Company's main office is located at 2323 Stickney Point Road, Sarasota, Florida 34231.

     During September 1998, assets under management under the Registered Investment Advisory (the "RIA") umbrella surpassed 25 million which required registration of the RIA with the Securities and Exchange Commission ("SEC").
The Company is registered under the RIA in the following states: California, Connecticut, Florida, Illinois, Louisiana, New Mexico, New York, Pennsylvania, Texas, Virginia, Washington and Wisconsin.

          The Company will continue to operate as a specialized investment banking firm, agency or brokerage services, investment media and services to its customers which includes common and preferred stocks, corporate and municipal bonds, United States Treasury obligations, interests in direct participation programs (principally limited partnerships), shares of mutual funds, investment and financial planning, as well as investment analysis and recommendations on a limited basis. Such services are rendered solely in connection with the purchase or sale of securities or the anticipated purchase or sale of securities, as well as variable and fixed insurance products and variable and fixed annuities. The Company is a "fully disclosed" securities broker-dealer and exercises no custodial powers over its customer accounts.

          The Company has and will continue to attract additional securities brokers to staff its current offices and additional offices, if any, by offering a more favorable commission sharing arrangement than is believed to be available to securities brokers who are associated with large securities broker dealers operating a national system of offices. Additionally, management may offer qualified securities brokers equity ownership in the Company on an initial and continuing basis through the grant of shares of stocks and/or options under an Incentive Stock Option Plan which may be established by the Company. Under the Incentive Stock Option Plan, a qualified securities broker could be offered options to purchase shares as an initial inducement to associate with the Company. Thereafter, based upon such securities brokers' performance, such securities brokers may be granted additional shares of stock or options to purchase shares under the plan as a continuing inducement for their continued association. The grant of such shares of stock or options is intended to provide a greater incentive for compliance diligence and employment longevity to the securities brokers by their having an ownership interest in the Company.

          Competition:  Presently, the Company encounters intense competition in
          -----------
the conduct of its securities business. In such regard, the investment securities business is highly competitive and there are many firms with capital and personnel resources far in excess of those which are presently available to the Company. Additionally, it is affected and will continue to be affected by the investing public's interest in the securities of issuers or the type of securities which are offered by the Company through its Sarasota, Florida office and/or its branch office system. In such regard, the type of securities offered and related services of the Company are and will be in competition with other investment media and related services offered by other securities broker-dealers and financial intermediaries such as commercial banks, savings banks and similar institutions.

          Regulation:  As  a  securities  broker-dealer,  FASW  is  subject  to
          ----------
comprehensive regulation. Such regulation is primarily carried out by the NASDR and the United States Securities and Exchange Commission (the "Commission") and to a lesser degree by the securities regulatory authorities of the several states, including Florida. In such regard, the Company is required to comply with a substantial body of rules and regulations principally administered by the NASDR and the Commission. The NASDR is a self-regulatory body, the membership of which is constituted by securities broker-dealers operating in the United States. The principal purpose of the NASDR is to implement and assure compliance with the bylaws and rules and schedules thereto of the NASDR which are primarily intended to prevent fraud and to assure fair dealing by NASDR members with the investing public. By becoming a member of the NASDR, a securities broker-dealer such as FASW submits to the jurisdiction and enforcement powers of the NASDR. As a result, member firms are subject to disciplinary action as well as suspension from membership or expulsion. The Commission, in addition to acting in a review capacity with respect to the NASDR member disciplinary action, is vested with broad statutory powers permitting it to conduct investigations and to seek remedial or punitive sanctions against securities broker-dealers for violations of the Federal securities laws. Presently, any securities broker such as FASW which utilizes instrumentality's of interstate commerce such as the mails is required to become a member of the NASDR as well as a securities broker-dealer registrant under the Securities Exchange Act of 1934. Regulatory authority is also exercised over securities broker- dealers by state securities authorities in which the securities broker-dealer conducts its business.

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

Item  2.     Description  of  Properties
             ---------------------------

          The Company's main office presently occupies approximately 2,500 square feet of leased office space located at 2323 Stickney Point Road, Sarasota, Florida. The Company also occupies approximately 1,600 square feet of leased space at 1800 Second Street, Suite 780, Sarasota, Florida.

          The lease on the office space at Stickney Point Road expires in December 2000 and the lease on 1800 Second Street expires in March 2004 and both leases may be renewed for additional two year terms. Monthly rental payments for the Stickney Point Road office which are fixed and the 1800 Second Street office are $2,996 and $2,813.66, respectively. The lease agreement for the 1800 Second Street office allows for escalation of the rentals on an annual basis based upon increases in the consumer price index with a cap of 5% in any 12 month period before the annual adjustment and charges are passed through to the Company for ad valorem taxes.

          The Company also leases approximately 1,300 square feet of office space at 700 Front Street, San Diego, California. This lease expires on March 31, 2002. Monthly rental payments are $3,000 and is leased from a shareholder.

          In the opinion of management, the leasehold and other property interests of the Company are adequately insured from a hazard occurrence and liability standpoint.

Item  3.     Legal  Proceedings
             ------------------

          As of December 31, 1998, to the knowledge of management, there were no pending or threatened lawsuits against the Company or its officers in their capacity as officers of the Company.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------

          The Company will notice and convene an annual meeting of its Shareholders in 1999. Shareholder business to be transacted at such meeting is expected to involve, among other things, the election of directors and the ratification of the appointment of the Company's independent certified public accountants.

                                     PART II

Item 5.     Market For Registrants Common Stock, Equity and Related Stockholders
            --------------------------------------------------------------------
Matters
-------

          As a corporation formed under Delaware law, formerly Florida, the Registrant has 5,000,000 shares of Common Stock authorized of which 2,664,560 shares are outstanding as of December 31, 1998. As of December 31, 1998 there were 70 stockholders of record.

          For fiscal years ended December 31, 1998 and 1997, no cash dividends have been declared on the outstanding shares of common stock.

          There  is  no  present  market  for  the  Common Stock of the Company.

Item  6.     Selected  Financial  Data
             -------------------------

Current  Operations

     The table set forth below reflects the source of revenue earned by the Company during the years ended December 31, 1998 and 1997.

                                                        Increase/
Source of Revenue Earned          1997        1998     (Decrease)
-----------------------------  ----------  ----------  -----------
Commission:
     Transactional             $2,331,860  $2,784,186  $  452,326
     Mutual fund sales            581,119     637,235      56,116
     Insurance/Annuity            564,810     541,745     (23,065)
     Investment banking fees      325,303     209,920    (115,383)
     RIA Revenue                   37,781     289,402     251,621
     Trading Profit                     -     586,045     586,045
     Sale of direct
       participation programs     224,725     309,602      84,877
                               ----------  ----------  -----------
Total Commissions               4,065,598   5,358,135   1,292,537

Miscellaneous                     107,118     194,678      87,560
                               ----------  ----------  -----------
TOTAL                          $4,172,716  $5,552,813  $1,380,097
                               ==========  ==========  ===========


          Overall total revenue increased $1,380,097 or 33.07% for the year ended December 31, 1998, as compared to same period 1997.

          The Company has a diverse base of registered representatives as of December 31, 1998, ranging from transactional oriented producers to insurance, mutual fund producers and financial planners. During September 1998, the Company began operating as a market maker. The increase of revenue due to this area of $586,045 along with the transactional revenue increase of $452,326 from the asset purchase of the Ft. Lauderdale and New York offices, represent approximately 19.4% of total revenue for the period ended December 31, 1998. Transactional revenue was approximately 50% of total revenue, compared to 55.90% at December 31, 1997.

          Mutual fund revenue and limited partnership revenue increased $56,116 and $84,877 respectively, or approximately 10% and 37.77% respectively for the period ended December 31, 1998, compared to the same period ended 1997. These increases are due primarily to market conditions and changes.

          Insurance and annuity revenue decreased 4.08% or $23,065 for the period ended December 31, 1998, as compared to the same period ended 1997. This decrease is due primarily to market conditions and changes.

          Investment banking fees decreased $115,383 or 35.47% for the year ended December 31, 1998 as compared to the same period ended 1997. This decrease relates to the fact that the Company closed the offering of an affiliate, Federal Mortgage Management II, Inc. to the public during early fiscal 1998.

          RIA revenue increased $251,621 or 666% from $37,781 to $289,402 for the period ended December 31, 1997 and 1998 respectively. During 1998, assets under management exceeded the 25 million bench mark for registration of the RIA with the SEC. At December 31, 1998, assets under management exceeded $40,800,000.

          Trading profit increased $586,045 for the year ended December 31, 1998 as compared to the same period ended 1997. This increase relates to the asset purchase of the Ft. Lauderdale and New York offices and the start-up of the market making operations of the Company.

          Miscellaneous revenue increased $87,560 or 81.74% for the year ended December 31, 1998 as compared to the same period ended 1997. This increase is in direct proportion to the increase in transactional revenue, which increased $452,326 or 19.57% over the same period.

          This increase in revenues is expected to continue during fiscal 1999. The Company is actively recruiting several offices.

          As a result of expansion activities during most of fiscal 1998, not only did the Company experience increased revenues, but the related expenses have also increased. The table set forth below reflects the expense categories of the Company in which there were significant increases or decreases for the year ended December 31, 1998, as compared to the same period in 1997:

                                                  INCREASE
EXPENSE CATEGORY            1997        1998     (DECREASE)   PERCENTAGE(%)
-----------------------  ----------  ----------  -----------  -------------
Advertising              $    6,969  $    9,839  $    2,870           41.2
Bad Debts                        --      13,110      13,110             --
Board of Directors fees      20,000      26,000       6,000           30.0
Branch office support        58,000      25,000     (33,000)         (56.9)
Clearing charges            322,314     161,235    (161,081)         (50.0)
Commissions               3,131,258   4,325,880   1,194,623           32.2
Consulting                   57,720     122,351      64,631          112.0
Dues and Subscriptions        9,901      45,752      36,661         370.01
Employee Benefits               317      19,618      19,301             --
Insurance                    10,412      11,513       1,101           10.6
Occupancy                    92,946     104,096      11,150           12.0
Office Expense               25,130      45,730      20,600           81.9
Regulatory                    8,248      38,348      14,440          175.1
Repairs and Maintenance       1,875       7,982       6,107          325.7
Salaries/Wages              373,702     617,169     243,467           65.2
Taxes                        34,394      56,546      22,151           64.4
Telephone                    31,661      39,755       8,094           25.6
Travel/Entertainment         35,952      76,477      40,525          112.7
Utilities                     2,830       1,923        (907)         (32.1)


     As noted above, most allowance items increased substantially during fiscal 1998, as compared to 1997. These increases relate to three major areas:

     merger of Executive Wealth Management Services, Inc. and FAS Wealth Management Services, Inc. The expense items affected were Board of Director fees, consulting, employee benefits, insurance, occupancy, office supplies, salaries and wages, taxes, telephone, travel and entertainment.
     asset acquisition of Biltmore Securities, Inc. attributed directly to the increases in commissions, office expense, to some degree salaries and wages and the taxes associated with those increases, telephone, regulatory increases to some degree and a significant portion of the increase in travel and entertainment.
     start-up of the firm's trading area attributed to the increases in advertising, insurance, occupancy, office expense, a significant portion of the increase is salaries and wages and the corresponding increases in payroll, taxes, telephone, regulatory, the majority of the increase in dues and subscriptions and repairs and maintenance.

Item 7:     Management Discussion and Analysis of Financial Condition and Result
            --------------------------------------------------------------------
of  Operations
--------------

          Total revenue increased 33.1% for the year ended December 31, 1998, compared to December 31, 1997. During 1999, management anticipates a significant increase in all revenue items due to the ability of the firm to attract more brokers of the transactional type because of its market making capabilities. Management anticipates increases in underwriting fees and other income from such brokers as well. This increase, management believes, should allow the firm to participate in several underwritings either in a selling group or underwriting group during fiscal 1999. At February 15, the Company is currently engaged as a selling group member for U.S. Laboratories, Inc. Several other such projects are in the early stages of negotiation.

          During 1998, the firm participated in three underwritings, specifically, Federal Mortgage Management II, Inc. ("FMMII"), Executive Wealth Management Services, Inc. ("EWMS") and FAS Group, Inc. ("FAS").

          The Company raised commission and underwriting fees of $91,470, $29,450 and $89,000 respectively during fiscal 1998, or $209,920 collectively, compared to $325,303 for the same period ended 1997. This $325,303 represents commission and underwriting fees associated with the best efforts underwriting of the Outlet Mall Network, Inc., $114,748, FMMII $194,255 and EWMS $16,300.

          Effective November 1, 1998, the company initiated a private placement of 750,000 units of HomeVestors of America, Inc. As of February 15, 1999, the Company had raised $550,000 for HomeVestors of America, Inc. and earned $71,500 in commissions and fees associated with the offering.

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

          FASW has entered into contracts with a pre-paid tax audit defense firm to market their services, on an exclusive basis, to members of large medical and healthcare affinity groups and associations including, but not limited to the American Medical Association ("AMA"). FASW has solicited AMA Solutions, Inc., a wholly-owned subsidiary of the AMA, concerning the AMA's endorsement of the pre-paid tax audit defense service to its physician members. In June 1998, the AMA approved this service as a new product to be endorsed by the AMA to its physician members. Marketing of the service by the AMA commenced during the fourth quarter of 1998.

          As of February 1999, the Company has approximately 109 registered representatives.

          Effective August 17, 1998, the SEC approved the Taping Rule. This rule amended the NASD Rule 3010 to require members to establish special supervisory procedures, including the tape recording of conversations, when they have hired more than a specified percentage of registered persons from certain firms that have been expelled or that have had their broker-dealer registrations revoked for violation of sales practice rules.

          Biltmore Securities, Inc. was expelled from membership with the NASD during February 1999. Hence, the firm is required to have less than 20% of its registered sales force previously registered with Biltmore Securities, Inc. in order to avoid the taping requirement. Management has taken strides to ensure that the firm is under the 20% bench mark.

          Should the firm exceed the 20% bench mark, the requirements of this rule could have a significant financial impact on the firm. Management is watching these members on a daily basis to ensure it does not exceed the 20% bench mark.

          During fiscal 1999, management plans to increase revenues and decrease the sharp rise in expenses. The plan includes, but is not limited to the following:

     Evaluate  more  cost  effective  clearing  services;
     Continue  to  work  with  branch offices to promote recruitment of seasoned professionals;
     Hire an in-house recruiter who is to be compensated in overrides; Expand service and marketing to "affinity groups;"
     Possible  secondary  public  offering  and  capitalization;
     Continued  branch  development  and  expansion.

          The Company and its management continue to pursue the addition of new offices and new registered representatives to existing offices. Management is currently in negotiations with prospective offices in Florida and New York, as well as several representatives for its home office location.

          In addition, on October 6, 1997, FASW entered into an agreement with Sun Insurance Marketing Network, Inc. ("Sun") whereby Sun, which is the national marketing agent for AIG Life Companies, Inc.'s ("AIG") Long Term Care Insurance Marketing Program, has agreed to refer and recruit Series 6 and Series 7 securities licensed insurance agents to FASW and to encourage said agents to contract with the Company to place their variable life, variable annuity and mutual fund business.

          For approximately two and one half years, the Company has aggressively engaged in, and committed significant financial and personnel resources to an extensive market study and analysis of the viability of marketing, on an exclusive and endorsed basis, various insurance, financial and securities-related products, and other services to members of large medical affinity groups and associations. In this regard, FASW has established contacts and relationships with various medical associations and affinity groups and has presented comprehensive marketing proposals to specific groups. The Company will continue to develop these relationships along with attempting to establish additional relationships with new groups in 1999.

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

          The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of December 31, 1997 and 1998:

                                    1997       1998
                                 ---------  ----------
Net Capital                      $ 101,615  $1,268,182
Aggregate Indebtedness             208,756     456,766
Ratio of aggregate indebtedness
        to net capital           7.85 to 1    .36 to 1

     The National Association of Securities Dealers, Inc. (the "NASD") requires certain members, such as the Company, to maintain net capital equal to the greater of 130% of the Commission's net capital requirement or 6 2/3% of aggregate indebtedness. Thus, the Company is required to maintain a minimum net capital requirement of $130,000. As of December 31, 1998, the Company had excess net capital of $1,168,182.

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

The firm has adopted a plan of action which will ensure that not only are the firm's automated systems year 2000 compliance ready, but also those of the third party vendors upon whom the firm relies. The capital costs associated with the assessment and implementation of the firm's plan has been estimated at approximately $7,500 for 1998, $75,000 for 1999, and $50,000 for 2000.

Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------

     Included with this Annual Report on Form 10-K SB as an Exhibit are the financial statements specified in Instruction (a) to this Item 7.

Item  9.     Changes  in  and  Disagreements  with Accountants on Accounting and
             -------------------------------------------------------------------
Financial  Disclosure
    -----------------

               None.

                                    PART III


Item  10.     Directors  and  FASW  Officers  of  the  Registrant.
              ----------------------------------------------------

Name, age and, if a director,
the term of director service     Positions held with FASW
-------------------------------  ------------------------
Guy S. Della Penna, Age 46,      Director, President and Chief FASW Officer
March 1990 to present

Robert E. Windom, M.D., age 66   Director
June 1993 to present

Dennis B. Schroeder, age 61,     Director
August 1997 to present

Bonnie S. Gilmore, age 37,       Senior Vice President, Chief Financial Officer, Chief
                                   Compliance Officer and Secretary

Robert H. DeVore, Esq., age 39   Senior Vice President and Director of
                                   Insurance Marketing

Georgeanne E. Detweiler, age 32  Vice President

Barbara J. Knox, age 57          Vice President


INFORMATION  CONCERNING  DIRECTORS  AND  OFFICERS

          Guy S. Della Penna has been a resident of Sarasota, Florida since 1980 and is the founder and President of Capital Management. Capital Management was organized by Mr. Della Penna in 1989. Under the auspices of Capital Management, Mr. Della Penna has provided financial and advisory services, as well as insurance products, to individuals and corporate entities. Capital Management acts as general agent for various insurance companies. Mr. Della Penna has been active in the financial industry for approximately 18 years. Mr. Della Penna is a General Securities Principal and Financial and Operations Principal pursuant to NASD Rules. During the period April 1980 to January 1986, Mr. Della Penna served as the Assistant to the Chairman of the Board of Snelling & Snelling, Inc., as well as Assistant Treasurer. Snelling & Snelling, Inc. is a franchisor of an employee recruitment business. While with such firm, Mr. Della Penna also served as a member of the FASW, Acquisition and Pension and Profit Sharing Committees. Mr. Della Penna also served as the personal business manager and financial advisor to the Snelling family and affiliated entities and in such capacity, was responsible for cash management, tax and investment analysis and commitments. The Snelling family is the principal shareholder of Snelling & Snelling, Inc.

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

          During the period June 1984 through June 1989, Mr. Della Penna was associated with FASW as a sales representative. Such association was prior to Mr. Della Penna's acquisition of FASW in March 1990. Such association was not continuous during such period. Mr. Della Penna has in the past and in the future devoted significant time, to the business and affairs of the Company.

          Robert E. Windom, M.D. is a resident of Sarasota, Florida. Dr. Windom holds a Bachelor of Arts degree from Duke University and graduated from the Medical School of Duke University in 1956. During the period 1956 through 1960, Dr. Windom engaged in an internship residency in internal medicine at Parkland Hospital, Dallas, Texas. During the period 1960 through 1986, Dr. Windom engaged in the private practice of internal medicine-cardiology in Sarasota, Florida. In 1986, Dr. Windom was appointed by President Ronald Reagan to serve as Assistant Secretary for Health and to head the United States Public Health Service in Washington, D.C. Dr. Windom served as Assistant Secretary until 1989. Since 1989, Dr. Windom acted as a health care consultant on a domestic and international basis. Currently, Dr. Windom engages in numerous activities and holds numerous positions, including that of Principal, Council for Excellence in Government, Washington, D.C.; member of the Secretary's Council on Health Promotion/Disease Prevention, Department of Health and Human Services, Washington, D.C.; member of Governor Lawton Chiles' Healthy Start Work Group; spokesman for the Florida Medical Association, Chairman, Cardiac Disease of the Young Council, American Heart Association, Florida Affiliate; member of the Advisory Board of SunBank/Gulf Coast, Sarasota, Florida; member of the Board of Directors of Power Brands, Inc. and BESTech, Inc.; Director of the Boys and Girls Club of Sarasota County Foundation, Inc.; Director of the Sarasota Heart Center Foundation; Director of New College Associates, Sarasota, Florida; as well as Clinical Professor of Internal Medicine, University of South Florida School of Medicine, Tampa, Florida; and Assistant Professor of Medicine, University of Miami School of Medicine, Miami, Florida. In the past, Dr. Windom has served as a member of a number of Boards, both from a commercial business standpoint and with respect to community activities, including member of Governor Lawton Chiles' Workshop on Health Reform; Campaign Chairman of Sarasota United Way (1989-1990); member of Florida's Aging and Adult Services Advisory Council (1986-1991); Director of Coast Bank (now SunBank/Gulf Coast) (1989-1993); member of Governor Robert Graham's Advisory Committee for Alzheimer Disease (1986); and member of the Board of Directors of First Presidential Savings and Loan Association, Sarasota, Florida (1983-1986). Dr. Windom is a published author and frequent speaker on medical and other subjects and has received numerous awards and honors, including distinguished alumnus award, Duke University Medical Center. Presently, Dr. Windom is a member of the Sarasota County Medical Society, the Florida Medical Association, the American Medical Association, the American Heart Association, the American College of Physicians, the American College of Cardiology, the Florida Society of Internal Medicine and the American Society of Internal Medicine. Dr. Windom will be compensated for his services as a director of FASW.

          Dennis B. Schroeder, serves as a director of the Company, and resides in Naples, Florida. He has over thirty years of experience in the investment banking industry. After serving in the U.S. Marine Corps and attending the University of Minnesota, Mr. Schroeder began his extensive career on the trading desk at Juran & Moody Securities in St. Paul, Minnesota. Mr. Schroeder continued his investment banking career with a move to Francis I. DuPont in Minneapolis, Minnesota to head their syndication department. In 1955 Mr. Schroeder founded Miller & Schroeder Financial, Inc. in Minneapolis , Minnesota. Miller & Schroeder Financial, Inc. is one of the largest regional investment banking firms in the U.S. specializing in tax exempt securities and corporate finance with underwriting totaling billions of dollars annually. Mr. Schroeder retired from Miller & Schroeder Financial, Inc. in 1988 as Chairman and chief FASW Officer. From 1988 through 1991, Mr. Schroeder was Chairman of the Board of Directors and Chief FASW Officer of F & G Consultants, Inc. and signed a three year contract with USF&G Financial Services, Inc. a division of USF&G Insurance Company of Baltimore, Maryland (a fifteen billion dollar company). Mr. Schroeder was responsible for establishing distributorship for twelve USF&G mutual funds totaling approximately one billion dollars; acting as President/Chief FASW Officer for coordinating the marketing and distribution efforts for USF&G Investment Services Inc.; developing a pilot program for independent property and casualty insurance agencies to sell securities; and coordinating the sale and divestiture of unprofitable USF&G companies and divisions. From 1993 to 1997 Mr. Schroeder served as Chairman and Chief FASW Officer of Lotto World, Inc., a national publishing company. Mr. Schroeder was instrumental in raising over $14,000,000 in capital for the company through private placements and an Initial Public Offering. Mr. Schroeder serves on several Board of Directors including, Gulf Coast National Bank of Naples, Florida, and Financial Marketing Holding Company, Inc., as well as FMC Capital Markets, Inc.

     Bonnie S. Gilmore joined FASW in December 1992. Ms. Gilmore serves as Senior Vice President, Chief Financial Officer, Chief Compliance Officer and Corporate Secretary. Prior to joining FASW, Ms. Gilmore was Vice President and Assistant Operations Director of Integrity Securities Group, Sarasota, Florida, a securities broker-dealer. Ms. Gilmore held such position during the period December 1992 to November 1993. During the period December 1989 to September 1991, Ms. Gilmore was District Manager of Crossland Savings, F.S.B., Sarasota, Florida, a federal savings bank. During the period July, 1989 through November 1989, Ms. Gilmore was an associate of Meridian Associates, Inc., a securities broker/dealer. During the period April 1988 through April 1989, Ms. Gilmore served as Financial and Operations Principal, General Securities Principal and Municipal Securities Rule Making Board Principal of Financial Information Centers Brokerage of Sarasota, Florida. Ms. Gilmore also serves in such capacities with FASW.

     Robert H. DeVore serves FASW in the capacity of Senior Vice President and Director of Insurance Marketing. Mr. DeVore graduated from the University of Toledo, College of Law, in 1986, with a Juris Doctor degree. Mr. DeVore was a member of the University of Toledo Law Review and received American Jurisprudence awards for excellent achievement in the studies of Civil Procedure and Secured Transactions. Mr. DeVore interned for U. S. Magistrate James G. Carr. Following graduation from the University of Toledo College of Law, Mr. DeVore engaged in private practice in Sarasota, Florida and was an associate of a Sarasota, Florida law firm. Mr. DeVore's practice emphasis related to civil, commercial and construction litigation. During the period 1993 through March 1996, Mr. DeVore acted as counsel for a Sarasota, Florida based insurance agency and insurance marketing entity. Mr. DeVore is a member of the Florida Bar and presently holds life and health insurance and variable annuity licenses issued by the State of Florida. Mr. DeVore holds the NASD Series 7 securities licenses.

     Georgeanne  E.  Detweiler  serves  FASW  as  Vice President and Director of
Branch Operations. Prior to her association with FASW, Ms. Detweiler was employed by Smith, Barney, Harris, Upham & Co., Inc. in the capacity of Assistant to the branch manager, syndicate manager and sales manager. Ms. Detweiler has been involved in the securities investment industry for 12 years and possesses extensive knowledge and experience in the retail, operational and compliance aspects of the securities business. Ms. Detweiler holds NASD Series 4, 7, 11, 24, and 63 securities licenses.

     Barbara J. Knox serves FASW as Vice President. Prior to joining FASW, Ms. Knox was Vice President and Managing Partner of Century Securities, a Sarasota based securities firm. In the preceding period, Ms. Knox was Vice President and Manager of the Equity Research Department of Marion Bass Securities Corporation, a Charlotte, North Carolina firm. During this time, Ms. Knox also served as Due Diligence Officer and Equity Sales Trainer. Ms. Knox also served as Vice President, Compliance Officer and Chief Operations Manager for Meridian
Associates, Inc., a Sarasota based securities broker-dealer. Ms. Knox holds NASD Series 3,7,24 and 63 licenses and is Florida Life and Variable Annuity licensed.


Item  11.     FASW  Compensation
              ------------------

     The table presented below presents estimated aggregate compensation to be paid to each FASW officer of FASW in excess of $100,000 and for all FASW officers as a group for the fiscal years ending December 31, 1998, 1997, 1996, 1995, 1994 and 1993:

                                                 SUMMARY COMPENSATION TABLE


(A)             (B)      (C)        (D)           (E)             (F)             (G)             (H)            (I)
-------------  -----  ----------  --------  ----------------  ------------  ----------------  -----------  ----------------
Name and                                         Other         Restricted      Securities
Principal                                        Annual          Stock         Underlying        LTIP         All Other
Position       Year   Salary ($)  Bonus($)  Compensation ($)  Award(s) ($)  Options/SARs (#)  Payouts ($)  Compensation ($)
-------------  -----  ----------  --------  ----------------  ------------  ----------------  -----------  ----------------

Jack A.         1998      88,053                       2,000
Alexander,
Chairman of
the
Board/CEO
Guy S. Della    1998     158,451                       8,000
Penna,
President
and COO
                1997     100,000                       8,000
                1996     100,000                       8,000
                1995     102,467                       8,000

                1994     106,250
                1993     125,000

All Other
FASW
Officers        1998     147,965
                1997     136,733
                1996     120,192
                1995      82,224
                1994      79,200
                1993     147,800


          For their services as directors, Dr. Windom, Mr. Schroeder, Mr. Alexander and Mr. Della Penna receive annual compensation of $8,000 each. Meetings of the Board of Directors of the Company are held quarterly.

          Long-Term Stock Option Plan. The Long-Term Stock Option Plan which became effective on November 22, 1995, the date adopted by the Board of Directors. No option granted under this Plan may be exercised prior to stockholder approval.

          The purpose of the Stock Option Plan is to initially attract the employment of or to induce existing key employees to remain in the employ of FASW or any subsidiary of the Company, and to encourage such employees to secure or increase on reasonable terms their stock ownership in the Company. Additionally, the Plan is intended to provide benefit to contractors providing services to the Company which have been or are believed to be instrumental in developing or expanding the business of the Company or which are otherwise anticipated to have significant and material benefit to the Company, to induce any person or entity to continue a relationship with the Company and to reward certain individuals or entities with commissions or finders fees without immediate cash payment by the Company. The Board of Directors of the Company believes the Plan will promote continuity of management and increase incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out the long range plans of the Company and securing its continued growth and financial success.

          The initial maximum number of shares of common stock which were to be issued pursuant to the exercise of options granted under the Plan is five hundred thousand (500,000) after the reverse stock split. As of December 31, 1998, all 500,000 options under this plan had been granted. The table below presents the options granted to FASW officers during the year ended December 31, 1998:

                         Option Grants For The Year Ended December 31, 1998


(a)                           (b)                 (c)                  (d)                 (e)
                       Percent of Total
                            Options         Options Granted      Exercise or Base
                          Granted (#)         To Employees         Price ($/Sh)         Expiration
Name                 Pre-Split/Post-Split    in Fiscal Year    Pre-Split/Post-Split        Date
-------------------  ---------------------  ----------------  ----------------------  --------------
Guy S. Della Penna
President & CEO             79,000/395,000               79%  $            3.00/$.60  November 2005

Other                       21,000/105,000               21%  $            3.00/$.60  November 2005


Item  12.     Security  Ownership  of  Certain Beneficial Owners and Management.
              -----------------------------------------------------------------

          As of December 31, 1998, Guy S. Della Penna beneficially owns of record, a total of 1,357,650 shares, which constitutes approximately 51% of the shares outstanding. The table presented below reflects the percentage of share ownership vested in Mr. Della Penna of record and beneficially as of December 31, 1998.

                                            Amount and
                                             Nature of   Percent of Class
                      Name and Address      Beneficial        as of
Title of Class      of Beneficial Owner      Ownership   December 31, 1998
---------------   ------------------------  -----------  -----------------
Common Stock,     Gaeton S. Della Penna,
 .002 par value   Trustee, Gaeton S. Della    1,357,650
                  Penna Rev. Living Trust   Shares;
                  Dtd 6/1/92,               Record                      51%
                          141 Ogden Street  Ownership
                  Sarasota, FL  34242

Common Stock,     Russell W. Lee, Trustee                            13.13%
 .002 par value   William Edmund Davies         350,000
                  Trust Dtd. 12/13/91       Shares
                  3513 Pinecrest Street     Record
                  Sarasota, FL  34239       Ownership


Item  13.     Certain  Relationships  and  Related  Transactions
              --------------------------------------------------

          As a result of ownership or contractual provisions vested in or involving Mr. Della Penna, the Company is affiliated with several business entities ("Affiliates"). Set forth below is a listing of such Affiliates, indicating the basis or nature of Mr. Della Penna's control of such Affiliates:

NAME OF AFFILIATE AND                      SUMMARY OF                 NATURE OR BASIS
FORM OF ORGANIZATION                    BUSINESS ACTIVITY                OF CONTROL
-----------------------------------  -----------------------  --------------------------------
HomeVestors Funding, Inc.            Franchise development    Beneficial owner of 50%
("HVF"), a Florida corporation                                outstanding voting common stock

Federal Mortgage Management II       Buyer and seller of      Beneficial owner of
Inc. (FMMII), a Florida Corporation  residential real estate  all outstanding
                                     mortgage loans           voting common stock,
                                                              sole director and CEO


Item  14.     Exhibits,  Financial  Statement  Schedules  and Reports on Form 8K
              ------------------------------------------------------------------

          (a) The Financial statements of the Company for the fiscal year ended December 31, 1998, as audited by Bobbitt, Pittenger & Co., P.A., Certified Public Accountants, is included as Exhibit 1 attached to this report

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FASW  WEALTH  MANAGEMENT
                                         SERVICES,  INC.


                              By:   /s/  Guy  S.  Della  Penna
                                    --------------------------------------
                                         Guy  S.  Della  Penna,  President
                                         Chief  FASW  Officer



                              By:    /s/  Bonnie  S.  Gilmore
                                     -------------------------------------------
                                          Bonnie  S.  Gilmore
                                          Senior Vice President, Chief Financial
                                          Officer  and  Secretary

February  26,  1999

                                    EXHIBIT 1
                              FINANCIAL STATEMENTS




                                    CONTENTS
                                    --------



                                                 PAGE
                                                 ----
FINANCIAL STATEMENTS

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS          1

  STATEMENTS OF FINANCIAL CONDITION                 2

  STATEMENTS OF INCOME                              3

  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY     4

  STATEMENTS OF CHANGES IN LIABILITIES
    SUBORDINATED TO CLAIMS OF GENERAL CREDITORS     5

  STATEMENTS OF CASH FLOWS                          6

NOTES TO FINANCIAL STATEMENTS                       7

ADDITIONAL INFORMATION

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
    ON ADDITIONAL INFORMATION                      15

COMPUTATIONS OF NET CAPITAL AND NET CAPITAL
  REQUIREMENTS UNDER RULE 15c3-1 OF THE
  SECURITIES AND EXCHANGE COMMISSION               16

COMPUTATION FOR DETERMINATION OF RESERVE
  REQUIREMENTS UNDER RULE 15c3-3 OF THE
  SECURITIES AND EXCHANGE COMMISSION               17

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  ON INTERNAL ACCOUNTING CONTROL REQUIRED
  BY SEC RULE 17a-5                                18

January  27,  1999



BOARD  OF  DIRECTORS
FAS  Wealth  Management  Services,  Inc.
(formerly  Executive  Wealth  Management  Services,  Inc.)
Sarasota,  Florida


               REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS
               --------------------------------------------


We have audited the accompanying statements of financial condition of FAS Wealth Management Services, Inc. (formerly Executive Wealth Management Services, Inc.), as of December 31, 1998 and 1997, and the related statements of income, changes in stockholders' equity, changes in liabilities subordinated to claims of general creditors, and cash flows for the years then ended that you are filing pursuant to rule 17a-5 under the Securities Exchange Act of 1934. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAS Wealth Management Services, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






Certified  Public  Accountants

                      FAS WEALTH MANAGEMENT SERVICES, INC.

                        STATEMENTS OF FINANCIAL CONDITION


                                                           December  31,
                                                     -------------------------
                                                         1998         1997
                                                     ------------  -----------
ASSETS
Cash                                                 $   418,894   $  127,771
Receivables
Broker/dealers                                            67,438       45,406
Correspondent brokers                                    152,772       68,766
Clearing organization                                    201,167
Customers                                                 13,105
Affiliates and employees                                  81,532       18,363
Other                                                      1,640       14,847
Securities owned at market value                         170,673
Trading and investment account
with clearing organization                             1,389,798
Furniture, fixtures and equipment - net                   59,466       27,343
Deposits with clearing organizations                     140,103       45,157
Other assets                                               6,000       15,000
Other deposits                                             1,934        1,934
                                                     ------------  -----------

                                                     $ 2,691,417   $  377,692
                                                     ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                                     $    76,204   $  107,465
Commissions payable                                      262,509      101,291
Payable to clearing organization                         435,330
Securities sold, not yet purchased, at market value      207,318
Due to affiliates                                        100,000
                                                     ------------

                                                       1,081,361      208,756

STOCKHOLDERS' EQUITY
Common stock - authorized 5,000,000 shares;
par value $.002; issued and outstanding,
2,664,560 shares and 2,615,485 shares
in 1998 and 1997, respectively                             5,329        5,231
Preferred stock - authorized 750,000 shares
of $.01 par value; no shares issued
Stock warrants                                             4,410        4,410
Additional paid-in capital                             2,783,230    1,105,639
Accumulated deficit                                   (1,182,913)    (946,344)
                                                     ------------  -----------

TOTAL STOCKHOLDERS' EQUITY                             1,610,056      168,936
                                                     ------------  -----------
                                                     $ 2,691,417   $  377,692
                                                     ============  ===========


   The accompanying notes are an integral part of these financial statements.

                      FAS WEALTH MANAGEMENT SERVICES, INC.

                              STATEMENTS OF INCOME



                                                     Year  Ended  December  31,
                                                    ------------------------
                                                       1998         1997
                                                    -----------  -----------

REVENUE
Commissions                                         $4,974,108   $3,723,815
Unrealized gains on trading and investment account      98,619
Underwriting fees                                       91,470      304,002
Other                                                  388,616      144,899
                                                    -----------  -----------

                                                     5,552,813    4,172,716
EXPENSES
Commissions                                          4,325,880    3,131,258
Employer compensation and benefits                     668,599      406,052
Clearing charges and regulatory fees                   199,662      346,223
Professional fees                                      137,674       57,720
Office                                                 135,490      122,135
Occupancy and equipment rental                         113,148      130,494
Depreciation                                            11,824       10,811
Bad debt expense                                        13,110
Other operating expenses                               195,454      100,815
                                                    -----------  -----------

                                                     5,800,841    4,305,508
                                                    -----------  -----------

OPERATING LOSS                                        (248,028)    (132,792)

OTHER INCOME
Rent                                                    11,459       27,553
                                                    -----------  -----------

LOSS BEFORE INCOME TAXES                              (236,569)    (105,239)

INCOME TAXES

NET LOSS                                            $ (236,569)  $ (105,239)
                                                    ===========  ===========

NET LOSS PER SHARE - basic                          $    (.090)  $    (.041)
                                                    ===========  ===========

NET LOSS PER SHARE - assuming dilution              $    (.085)  $    (.038)
                                                    ===========  ===========


   The accompanying notes are an integral part of these financial statements.


                              FAS WEALTH MANAGEMENT SERVICES, INC.

                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                Additional
                        Common     Preferred      Paid-in     Accumulated    Stock
                        Stock        Stock        Capital       Deficit     Warrants     Total
-------------------  -----------  -----------  -------------  ------------  --------  ------------
BALANCE,

January 1, 1997      $    4,983   $            $    913,688   $  (841,105)  $  4,410  $   81,976

Issuance of
common stock                248                     213,752                              214,000

Syndication costs                                   (21,801)                             (21,801)

Net loss                                                         (105,239)              (105,239)
-------------------  -----------  -----------  -------------  ------------  --------

BALANCE,
December 31, 1997         5,231                   1,105,639      (946,344)     4,410     168,936

Issuance of
common stock                 98                      98,068                               98,166

Syndication costs                                   (20,477)                             (20,477)

Contributed capital                               1,600,000                            1,600,000

Net loss                                                         (236,569)              (236,569)
                     -----------  -----------

BALANCE,
December 31, 1998    $    5,329   $            $  2,783,230   $(1,182,913)  $  4,410  $1,610,056
                     ===========  ===========  =============  ============  ========  ==========



     The  accompanying notes are an integral part of these financial statements.

                      FAS WEALTH MANAGEMENT SERVICES, INC.

                      STATEMENTS OF CHANGES IN LIABILITIES
                   SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




The  Company  has  no  subordinated  claims  as  of  December 31, 1998 and 1997.









   The accompanying notes are an integral part of these financial statements.


                      FAS WEALTH MANAGEMENT SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
     Year  Ended  December  31,
     --------------------------


1998                                               1997
---------------------------------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                       $  (236,569)  $(105,239)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                        11,824      10,811
Unrealized gain on investment account              (98,619)
(Increase) decrease in operating assets:
Receivables:
Broker dealers                                     (22,032)     (5,100)
Correspondent brokers                              (84,006)     53,435
Clearing organization                             (201,167)
Affiliates and employees                           (63,169)    (14,713)
Customers                                           13,105        (105)
Other                                               13,207     (14,847)
Deposits                                                        (1,415)
Deposits with clearing organizations               (94,946)
Other assets                                         9,000     (15,000)
Increase in operating liabilities:
Accounts payable                                   (31,261)     70,982
Due to affiliates                                  100,000
Commissions payable                                161,218     (42,275)
Payable to clearing organization                   435,330
                                               ------------

                                                   148,484      41,773
                                               ------------  ----------

NET CASH USED IN OPERATING ACTIVITIES              (88,085)    (63,466)
                                               ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, fixtures and equipment      (43,947)       (962)
Purchase of trading and investment account      (1,291,179)
Net sales of securities                             36,645
                                               ------------

NET CASH USED BY INVESTING ACTIVITIES           (1,298,481)       (962)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution by parent company           1,600,000
Proceeds from sale of common stock                  98,166     214,000
Syndication costs                                  (20,477)    (21,801)
                                               ------------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES        1,677,689     192,199
                                               ------------  ----------

NET INCREASE IN CASH                               291,123     127,771

CASH, at beginning of year                         127,771
                                               ------------

CASH, at end of year                           $   418,894   $ 127,771
                                               ============  ==========



   The accompanying notes are an integral part of these financial statements.

                      FAS WEALTH MANAGEMENT SERVICES, INC.
              (formerly Executive Wealth Management Services, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------

FAS Wealth Management Services, Inc. (formerly Executive Wealth Management Services, Inc.) (the "Company") is a securities broker/dealer that transacts business through correspondent brokers and does not handle any customer securities or funds. Customer security transactions and related commission revenue and expenses are recorded on the trade date. The Company also acts as a broker/dealer in selling both public and private securities offerings on a best efforts basis and markets to Affinity Groups. The Company receives commissions and underwriting fees for its services. Affinity Groups are professional groups or associations, including physicians, lawyers, engineers and others.

Effective August 31, 1998, the Agreement and Plan of Merger ("Agreement") with FAS Group, Inc. was effective. Executive Wealth Management Services, Inc. merged with a subsidiary of FAS Group, Inc. and changed its name to FAS Wealth Management Services, Inc. Details of the merger and capitalization from the parent company, FAS Group, Inc. are in Note J.

On September 1998, the National Association of Securities Dealers, Inc. (NASD) granted the firm's application to change its Restrictive Letter to allow for market making and proprietary trading. The new Restrictive Letter with the NASD limits the number of securities in which the firm can make markets to fifteen. It also limits the firms proprietary positions to less than 90% of excess net capital.

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

                      FAS WEALTH MANAGEMENT SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Earnings  per  Share
--------------------

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Statements  of  Cash  Flows
---------------------------

For purposes of reporting cash flows, the Company considers cash and cash equivalents as those amounts which are not subject to restrictions or penalties and have an original maturity of three months or less.

Reclassifications
-----------------

Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

NOTE  B  -  TRADING  AND  INVESTMENT  ACCOUNT

The Company maintains trading and investment accounts with a clearing organization. At December 31, 1998, the trading account consisted of eleven common stocks in which the companies makes markets and performs proprietary trading. Certain losses incurred in the trading portfolio are absorbed by securities brokers who have independent contractor agreements with the Company. The losses totaled $270,809 at December 31, 1998. Commissions payable to these independent contractors have been reduced by these losses. The investment account consists of common stock in a listed company. Unrealized gains on the portfolio total $98,619.

NOTE  C  -  FURNITURE,  FIXTURES  AND  EQUIPMENT  -  net

A  summary  of  furniture,  fixtures  and  equipment  follows  at  December  31:

                                 1998       1997
                               ---------  ---------
Furniture and fixtures         $ 46,561   $ 37,951
Equipment                        68,060     34,202
Leasehold improvements            8,101      6,622
                               ---------  ---------

                                122,722     78,775
Less accumulated depreciation   (63,256)   (51,432)
                               ---------  ---------

                               $ 59,466   $ 27,343
                               =========  =========

                      FAS WEALTH MANAGEMENT SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE  D  -  DEPOSITS  WITH  CLEARING  ORGANIZATIONS

Deposits with clearing organizations represent investments in money market funds and mutual funds. The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreements between the parties. Deposits are reflected at their fair market value.

NOTE  E  -  OPERATING  LEASE

The Company leases office space under operating lease agreements which expire in 2001 and 2002. Rent expense for the years ended December 31, 1998 and 1997 was $110,953 and $112,403, respectively.

The future minimum rental commitment for the noncancellable lease agreements as of December 31, 1998 is as follows:


1999  $ 69,600
2000    69,600
2001    69,600
2002     9,000
      --------

      $217,800
      ========


NOTE  F  -  NET  CAPITAL  REQUIREMENT

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $100,000 for the period ending December 31, 1998. In December, 1991, the National Association of Securities Dealers, Inc. approved the Company as a fully disclosed broker/dealer. The Company had a restrictive agreement to maintain the greater of a net capital of 130% of the minimum requirement or 6 2/3% of aggregate indebtedness for the period ended December 31, 1997.

The Company had a net capital of $1,359,227 or 1359% and $101,615 or 730% of the minimum requirement at December 31, 1998 and 1997, respectively. The net capital rules may effectively restrict the payment of dividends to the Company's stockholders. The Company operates pursuant to the (K)(2)(ii) exemptive provisions of the Securities and Exchange Commission's Rule 15c3-3 and does not hold customer funds or securities.

Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Company's ratio was .80 to 1 and 2.05 to 1 at December 31, 1998 and 1997, respectively.

NOTE  G  -  INCOME  TAXES

At December 31, 1998, the Company has a net operating loss carryforward of approximately $989,000 that will be available to offset future taxable income through 2012. Based on historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $366,000, calculated using an effective income tax rate of 37% for the Company. The Company has no significant differences between book and taxable income. Based upon the change of ownership as a result of the merger, however, use of the loss to offset annual taxable income will be limited

NOTE  H  -  NET  LOSS  PER  SHARE

he following sets forth the computation of basic and diluted earnings per share.


Numerator                                 1998         1997
                                       -----------  -----------
Net Loss                               $ (236,539)  $ (105,239)
                                       ===========  ===========

Denominator

Denominator for basic earnings
per share - weighted average shares     2,632,463    2,560,117

Effect of dilutive securities:
Stock warrants                            154,350      182,663
                                       -----------  -----------


Denominator for dilutive earnings
per share - adjusted weighted average
shares and assumed conversion           2,786,813    2,742,780
                                       ===========  ===========

Basic Net Loss Per Share               $    (.090)  $    (.041)
                                       ===========  ===========

Diluted Net Loss Per Share             $    (.085)  $    (.038)
                                       ===========  ===========


NOTE  I  -  STOCK-BASED  COMPENSATION

The Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation," effective January 1, 1997. This statement encourages companies to adopt a fair value based method of accounting for compensation costs of employee stock compensation plans. As permitted by SFAS No. 123, the Company will continue to apply its current accounting policy using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 with respect to measuring stock-based compensation. The adoption of SFAS No. 123, therefore, had no effect on the Company's financial position or results of operations for 1998 or 1997. Proforma footnote disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied, have not been presented as awards have not been granted.

NOTE  J  -  MERGER

Effective August 31, 1998, Executive Wealth Management Services, Inc., a Florida corporation changed its name to FAS Wealth Management Services, Inc. a Florida corporation (FAS Wealth). Also effective August 31, 1998, FAS Wealth Management Services, Inc., a Florida corporation merged with FAS Wealth Management
Services, Inc., a Delaware corporation (FAS Wealth Delaware), a wholly owned subsidiary of FAS Group, Inc., with FAS Wealth surviving the merger as a Delaware corporation. This resulted in shares of common stock of FAS Wealth being converted into the right to receive .5872 shares of common stock of FAS Group, Inc. for each share of common stock of FAS Wealth owned as of the date of the Merger. FAS Wealth Delaware was incorporated under the laws of Delaware after the Merger as a wholly owned subsidiary of FAS Group, Inc. (FAS), whose Certificate of Incorporation authorizes FAS to issue 25,000,000 shares of Class A common stock, par value $.001 per share and 1,000,000 shares of Class B common stock, and 1,000,000 preferred shares with a par value of $.001 per share.

The Certificate of Incorporation and Bylaws of FAS Wealth Delaware as in effect on August 31, 1998 will be the Certificate of Incorporation and Bylaws of the surviving corporation.

The effective date of the change of control and succession date will be the effective date of the registration statement filed with the Securities and Exchange Commission (SEC), pursuant to which the shares of common stock of FAS Group, will be exchanged for the outstanding shares of capital stock of FAS Wealth. The registration statement was filed with the SEC on January 22, 1999. As of the date of these financial statements, the registration statement had not cleared the SEC.

As part of the merger, the Stock Incentive Plan will permit the new board of directors, or a special committee of the new board of directors to award three types of stock incentives to directors, officers, and certain key employees of FAS and FAS Wealth Delaware. Such discretionary stock incentives could include stock options, stock appreciation rights, and "restricted" stock.

Immediately after the effective date, the board of directors shall authorize the issuance of 655,000 incentive stock options to three of the officers of FAS
Wealth. The options shall vest and be exercisable immediately, subject to a Lock-up Agreement at $0.60 per share. In addition, common stock warrants to purchase 22,800 shares of Class A common stock are issuable to FMC Capital Markets, Inc. at $3.29 per share subject to a Lock-up Agreement.

FAS Group, Inc. assumed in the merger all employment, compensation, and benefit agreements and plans relating to employees of FAS Wealth, including without limitation, all employment contracts, change of control agreements, severance, and indemnity agreements with such employees and former employees, all FAS Wealth employee benefit plans, all grants and awards under FAS Wealth 1995 Stock Option Plan relating to current FAS Wealth employees: and any other agreements or obligation set forth in the Agreement and Plan of Merger.

On August 19, 1998, the parent company, FAS Group, Inc., initiated a private placement of 750,000 units consisting of 750,000 shares of the Company's Class A common stock and 750,000 Redeemable Class A common stock purchase warrants at a price of $2.00 per unit. As of September 30, 1998, all 750,000 were sold and proceeds were used for working capital and investment in its subsidiary, FAS Wealth. At December 31, 1998, $1,600,000 had been advanced to FAS Wealth. Corporate Resolutions of FAS Group, Inc. indicate that this was to be considered contributed capital to its wholly owned subsidiary. The $1,600,000 has been reflected as an increase in additional paid-in capital in the financial statements.

Effective August 31, 1998, FAS Group, Inc. executed an agreement with Biltmore Securities, Inc., for the transfer to FAS Wealth furniture, fixtures, and equipment, and NASD registered representatives. The NASD registered representatives will work as independent contractors in locations that are Offices of Supervisory Jurisdictions (OSJ) of FAS Wealth. FAS Wealth will impose extensive supervision for compliance, accountability, prudence, diligence and long-term commitment to good business conduct. FAS Wealth may terminate registered representatives at will and the OSJ as a whole if deemed necessary. FAS Wealth will also provide on-going education and equity research. The OSJ's are restricted as to the opening of accounts for individuals within certain income and net worth parameters. The Agreement provides for a payout of gross commissions of 82% to the OSJ for the first two years of the agreement and 85% thereafter. FAS Wealth is also paying monthly a finders fee to an individual. The fee is three percent of gross commissions earned by the OSJ's. FAS Wealth has advanced funds totaling $72,000 to the OSJ's. FAS Wealth has the ability to withhold commission payments for these advances. The advances are considered fully collectible.

FAS  Wealth  paid  $35,000  for  furniture,  fixtures  and equipment to Biltmore
Securities, Inc. Biltmore Securities had a deposit of $100,000 with a clearing organization that was transferred to FAS Wealth's investment account. This deposit belongs to the OSJ's and will be transferred in 1999. It is shown in the balance sheet as Due to affiliates.

NOTE  K  -  RELATED  PARTY  TRANSACTIONS

The majority stockholder is the sole stockholder of a corporation formed and capitalized primarily to originate, underwrite, acquire, hold and deal in a portfolio of primarily first lien residential mortgage loans. The Company realized commission and fees totaling approximately $162,000 and $118,000, in 1998 and 1997 respectively, relating to the offering of notes for this corporation. This offering opened in July 1997 and closed in May 1998.

During the years ended December 31, 1998 and 1997, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $11,500 and $27,500, respectively, for the use of the space.

During the years ended December 31, 1998 and 1997, the Company paid rent of $36,000 to the Company's majority stockholder for the use of office space. The lease with this stockholder expires March, 2002.

NOTE  K  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Effective  June  1, 1997, the Corporation entered into an Independent Contractor
Agreement with a member of the Board of Directors to act as a Director of Medical Affinity Programs.

In September 1997, the Corporation purchased accounts receivable from an affiliated corporation. There was no gain or loss on the transaction. Payment for the receivable was received in 1998.

The Company realized $89,000 in placement fees for a private offering of stock for its parent group during the year ended December 31, 1998.

In the ordinary course of business the Company makes and receives loans with affiliated entities and stockholders. These loans are short term and are non-interest bearing. Loans made in 1998 totaled approximately $58,400. Repayments received from affiliated entities totaled approximately $64,700.

See  Note  J  and  N  for  additional  related  party  transactions.

NOTE  L  -  COMMITMENTS  AND  CONTINGENCIES

The Company is a defendant in lawsuits incidental to its securities business. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various lawsuits will not result in any material adverse effect on the Company's consolidated financial position.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such underwriting commitments that were open at December 31, 1998, and were subsequently settled had no material effect on the financial statements as of the date.

NOTE  M  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  IN  ACCORDANCE  WITH  THE
                  REQUIREMENTS  OF  SFAS  NO.  107

The Corporation's financial instruments consist of all of its assets and liabilities. The Corporation's management has determined that the fair value of all of its financial instruments is equivalent to the carrying cost.

NOTE  N  -  COMMON  STOCK  TRANSACTIONS

During 1995, the Company issued 44,100 warrants in connection with a sale of common stock. Each warrant which gave the purchaser the right to purchase one share of the Company's stock for $7.00 per share. The price of the warrants were $.10 each and expire on December 1, 1999. After the 1996 stock split there are now 220,500 warrants outstanding with an exercise price of $1.40.

NOTE  N  -  COMMON  STOCK  TRANSACTIONS  (CONTINUED)

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

In January 1997, the Company authorized the issuance of a maximum of 100,000 shares of its common stock at a price of $1.20 per share and 42,500 shares were sold to the controlling stockholder. The proceeds from these shares were utilized for working capital.

In June 1997, the Company initiated a private placement of 250,000 shares of common stock at a price of $2.00 per share. During 1997, the Company sold
81,500 shares. All sales were at $2.00 per share. The proceeds from these shares were utilized for expansion and working capital by the Company.

In March 1998, the Company and the majority stockholder initiated a private placement of 150,000 shares of the Company's common stock at a price of $2.00 per share. The shares contained in the offering were drawn one share from the authorized but unissued shares of the Company for every two shares sold by the stockholder. Accordingly, gross proceeds from the sale of the stock were shared one-third by the Company and two-thirds by the majority stockholder. Commission expense of ten percent of shares sold was also shared one-third by the Company and two-thirds by the majority shareholder. The proceeds from this private placement were utilized for additional expansion and working capital by the Company. In the offering, 49,075 shares were sold by the Company at a price of $2.00 per share.

                           ADDITIONAL  INFORMATION

January  27,  1999




BOARD  OF  DIRECTORS
FAS  Wealth  Management  Services,  Inc.
Sarasota,  Florida


                REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS
                --------------------------------------------
                        ON  ADDITIONAL  INFORMATION
                        ---------------------------


We have audited the accompanying financial statements of FAS Wealth Management Services, Inc. as of December 31, 1998 and 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules of Computations of Net Capital and Net Capital Requirements Under Rule 15c3-1 of the Securities and Exchange Commission and Computation for Determination of Reserve Requirements under Rule 15c3-3 of the Securities and Exchange Commission are presented for the purposes of additional analysis and are not a required part of the basic financial statements. The accompanying schedules are required by Rule 17a-5 of the Securities and Exchange Commission. Such information has been subjected to the testing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The Company is exempt from the determination of reserve requirements in compliance with provisions under SEC Rule 15c3-3. We found no material differences in the computation of net capital under SEC Rule 15c3-1.





Certified  Public  Accountants

                      FAS WEALTH MANAGEMENT SERVICES, INC.

            COMPUTATIONS OF NET CAPITAL AND NET CAPITAL REQUIREMENTS
           UNDER RULE 15c3-1 OF THE SECURITIES AND EXCHANGE COMMISSION



                                                      Year  Ended  December  31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
NET CAPITAL

Stockholders' equity                                  $1,610,056   $  168,936

Deductions - non-allowable assets
Furniture, fixtures and equipment                        (59,466)     (27,343)
Deposits  (2,037)                                         (1,934)
Petty cash  (100)                                           (100)
Accounts receivable                                      (81,532)     (19,751)
Prepaid                                                   (7,640)
Syndication costs                                                     (15,000)
Mutual funds                                              (1,301)      (2,290)
                                                      -----------  -----------

Net capital before haircuts on securities              1,457,980      102,518

Haircuts on securities                                   (98,753)        (903)
                                                      -----------  -----------

NET CAPITAL                                           $1,359,227   $  101,615
                                                      ===========  ===========


AGGREGATE INDEBTEDNESS

Items included in statements of financial condition
Accounts payable                                      $  176,204   $  107,465
Commissions payable                                      262,509      101,291
Payable to clearing organization                         435,330
Securities sold, not yet purchased, at market value      207,318
                                                      -----------

Total Aggregate Indebtedness                          $1,081,361   $  208,756
                                                      ===========  ===========

Ratio:  Aggregate Indebtedness to Net Capital           .80 to 1    2.05 to 1
                                                      ===========  ===========

CAPITAL REQUIREMENTS

MINIMUM NET CAPITAL REQUIREMENT PER
SEC RULE 15c3-1                                       $    5,000   $    5,000
                                                      ===========  ===========

NET CAPITAL REQUIREMENT PER NATIONAL
ASSOCIATION OF SECURITIES DEALERS                     $  100,000   $   13,924
                                                      ===========  ===========

Reconciliation with the Company's computation
(included in Part II A of Form X-17A-5 as of
  December 31, 1998)

Net capital as reported in Company's Part II
(unaudited) FOCUS report                                            1,268,182

Audit adjustment for unrealized gain on investments                    14,244

Changes in other deductions and charges                                (2,276)

Changes in haircuts                                                    79,077
                                                                   -----------

NET CAPITAL PER ABOVE                                              $1,359,227
                                                                   ===========

                      FAS WEALTH MANAGEMENT SERVICES, INC.

              COMPUTATION FOR DETERMINATION OF RESERVE REQUIREMENTS
           UNDER RULE 15c3-3 OF THE SECURITIES AND EXCHANGE COMMISSION
                           DECEMBER 31, 1998 AND 1997






The Company is exempt from the determination of reserve requirements under provisions of SEC Rule 15c3-3 exemption (K)(2)(ii).

January  27,  1999




BOARD  OF  DIRECTORS
FAS  Wealth  Management  Services,  Inc.
Sarasota,  Florida

                REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS
                --------------------------------------------
     ON  INTERNAL  ACCOUNTING  CONTROL  REQUIRED  BY  SEC  RULE  17a-5
     -----------------------------------------------------------------

In planning and performing our audit of the financial statements of FAS Wealth Management Services, Inc. for the years ended December 31, 1998 and 1997, we considered its internal control structure in order to determine our auditing procedures for the purposes of expressing our opinion on the financial statements and not to provide assurance on the internal control structure.

We also made a study of the practices and procedures followed by the Company, in making the periodic computations of aggregate indebtedness and net capital under Rule 17a-3(a)(11) and the procedures for determining compliance with the exemption provisions of Rule 15c3-3. We did not review the practices and procedures followed by the Company in making the quarterly securities examinations, counts, verifications and the recordation of differences required by Rule 17a-13 or in complying with the requirements for prompt payment for securities under Section 8 of Regulation T of the Board of Governors of the Federal Reserve System because the Company did not carry security accounts for customers or perform custodial functions relating to customer securities.

The management of the Company is responsible for establishing and maintaining a system of internal accounting control and the practices and procedures referred to in the preceding paragraph. In fulfilling this responsibility, estimates and judgements by management are required to assess the expected benefits and related costs of control procedures and of the practices and procedures referred to in the preceding paragraph and to assess whether those practices and procedures can be expected to achieve the Commission's above-mentioned objectives. The objectives of a system of internal accounting control and the practices and procedures are to provide management with reasonable, but not absolute, assurance that assets for which the Company has responsibility are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Rule 17a-5(g) lists additional objectives of the practices and procedures listed in the preceding paragraph.

Because of inherent limitations in any internal accounting control procedures or the practices and procedures referred to above, errors or irregularities may nevertheless occur and not be detected. Also, projection of any evaluation of control procedures to future periods is subject to the risk that they may become inadequate because of changes in conditions or that the degree of compliance with them may deteriorate.

                                      F - 1
BOARD  OF  DIRECTORS
Page  Two
January  27,  1999


Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of the specific internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted the following matter involving the control environment and its operation that we consider to be a material weakness as defined above. This condition was considered in determining the nature, timing and extent of the procedures to be performed in our audits of the financial statements of FAS Wealth Management Services, Inc. for the years ended December 31, 1998 and 1997, and this report does not affect our report thereon dated January 27, 1999.

Segregation  of  Duties
-----------------------

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

We understand that practices and procedures that accomplish the objectives referred to in the second paragraph of this report are considered by the Commission to be adequate for its purpose in accordance with the Securities Exchange Act of 1934 and related regulations, and that practices and procedures that do not accomplish such objectives in all material respects indicate a material inadequacy for such purposes. Based on this understanding and on our study, we believe that the Company's practices and procedures were adequate at December 31, 1998 and 1997, to meet the Commission's objectives.


                            *     *     *     *     *

This report is intended solely for the use of management of FAS Wealth Management Services, Inc. and the Securities and Exchange Commission and other regulatory agencies which rely on Rule 17a-5(g) under the Securities Exchange Act of 1934 and should not be used for any other purpose.




Certified  Public  Accountants