Form 10QSB
period 1999-03-31
FAS WEALTH MANAGEMENT SERVICES INC
filed 1999-05-14
CIK 888386

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10Q-SB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For  the  three  months  ended          Commission  File  Number
               March  31,  1999                            33-48017-A

                     FAS WEALTH MANAGEMENT SERVICES, INC.
                           (a Delaware corporation)
             (Formerly Executive Wealth Management Services, Inc.)
                       ( formerly a Florida corporation)
            (Exact name of Registrant as specified in its Charter)

          Delaware  (formerly  Florida)                    59-2087068
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes    X    No.
                                                              ---

For the three months ended March 31, 1999, the Registrant had revenues of $3,451,395.

As of March 31, 1999, the Registrant had 5,000,000 Shares authorized and 2,664,560 Shares outstanding. The aggregate market value of the outstanding shares held by non-affiliates, computed by reference to the price at which the stock was sold is $1,752,492.

     PART  I  -  FINANCIAL  INFORMATION

Item  1.      Financial  Statements

     Set forth below are the unaudited financial statements reflecting the Company's financial condition as of March 31, 1999, and the related statements of operations and shareholders' equity for the three months ended March 31, 1999 and 1998.







     [THE  BALANCE  OF  THIS  PAGE  INTENTIONALLY  LEFT  BLANK]










                  FAS  WEALTH  MANAGEMENT  SERVICES,    INC.
             (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                              BALANCE  SHEET

                      March  31,  1999  (Unaudited)


                                              ASSETS
                                           ------------
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . .  $    68,903
  Accounts receivable from
    correspondent brokers . . . . . . . .      182,757
  Accounts receivable from affiliates . .      180,251
                                           ------------

        TOTAL CURRENT ASSETS. . . . . . .      431,911

INVESTMENTS

Furniture, Fixtures and Equipment -
  at cost net of accumulated depreciation       62,022

OTHER ASSETS
  Deposits with clearing organizations. .      140,000
  Other deposits. . . . . . . . . . . . .        1,934
  Investment Account - Trading Account. .    1,458,816
                                           ------------
TOTAL OTHER ASSETS. . . . . . . . . . . .    1,600,750

TOTAL ASSETS. . . . . . . . . . . . . . .  $ 2,094,683
                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------
CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . .  $   659,384
  Commissions payable . . . . . . . . . .      158,035
                                           ------------

TOTAL CURRENT LIABILITIES . . . . . . . .      817,419

STOCKHOLDERS EQUITY
  Preferred Stock - authorized 750,000
    shares of $.01 par value; no shares
      issued or outstanding                        ---
  Common Stock - authorized 5,000,000
   shares of $.002 par value; issued and
     outstanding 2,615,485 shares . . . .        5,329
  Additional paid-in capital. . . . . . .    2,740,231
  Additional paid-in capital, warrants. .        4,410
  Retained earnings . . . . . . . . . . .   (1,472,706)
                                           ------------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . .    1,277,264
                                           ------------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY .  $ 2,094,683
                                           ============


                  FAS  WEALTH  MANAGEMENT  SERVICES,  INC.
        (FORMERLY  EXECUTIVE  WEALTH  MANAGEMENT  SERVICES,  INC.)

                            STATEMENTS OF OPERATION
                For The Three Months Ended March 31 (Unaudited)


                                            1999        1998
                                         -----------  ---------
REVENUE
  Commissions . . . . . . . . . . . . .  $2,891,191   $566,751
  Investment banking fees . . . . . . .     463,577     74,810
  Other income. . . . . . . . . . . . .      96,627     30,919
                                         -----------  ---------
TOTAL REVENUE . . . . . . . . . . . . .   3,451,395    672,480
                                         -----------  ---------

EXPENSES
  Advertising . . . . . . . . . . . . .       2,665        156
  Board of Directors fees . . . . . . .       8,000      6,000
  Branch development                          5,000        ---
  Clearing charges. . . . . . . . . . .      46,096     44,695
  Commissions . . . . . . . . . . . . .   2,657,327    500,418
  Consulting fees . . . . . . . . . . .      37,542     15,171
  Dues and subscriptions. . . . . . . .      37,460        823
  Depreciation. . . . . . . . . . . . .       4,200      2,584
  Employee benefits                           8,305        ---
  Insurance . . . . . . . . . . . . . .       4,510      2,036
  Meetings and seminars                       1,044        ---
  Miscellaneous . . . . . . . . . . . .       2,359      1,926
  Office expenses . . . . . . . . . . .      14,200      6,774
  Regulatory. . . . . . . . . . . . . .      10,709      9,487
  Rent costs. . . . . . . . . . . . . .      26,241     24,816
  Rental Equipment. . . . . . . . . . .       2,739      2,348
  Salaries and Wages. . . . . . . . . .     290,631     84,443
  Taxes . . . . . . . . . . . . . . . .      25,456     10,145
  Travel and lodging. . . . . . . . . .      23,443      6,462
  Utilities . . . . . . . . . . . . . .      14,096      7,589
                                         -----------  ---------

TOTAL OPERATING EXPENSES. . . . . . . .   3,222,023    725,873
                                         -----------  ---------

OPERATING INCOME/(LOSS) . . . . . . . .     229,372    (53,393)
                                         -----------  ---------

Unrealized trading and investment loss     (519,164)       ---

NET INCOME/(LOSS) . . . . . . . . . . .  $ (289,792)  $(53,393)
                                         ===========  =========

NET INCOME/(LOSS) PER SHARE . . . . . .  $    (.109)  $  (.020)
                                         ===========  =========



                     FAS WEALTH MANAGEMENT SERVICES, INC.
             (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For The Three Months Ended March 31 (Unaudited)



                                ADDITIONAL PAID-IN CAPITAL WARRANTS
                                -----------------------------------
                                           RETAINED EARNINGS
                                           -----------------
      PREFERRED STOCK     COMMON STOCK     PAID-IN CAPITAL          (DEFICIT)
      ---------------     ------------     ---------------          ---------
                                                    TOTAL
                                                    -----



Balance at January 1, 1999  $- $5,329 $2,783,230 $4,410 $(1,182,913) $1,610,056
Payment to Parent Co.                    (43,000)                      (43,000)

Net  Loss  for
 the Three Months  ended
       March  31,  1999                                    (289,792)  (289,792)
                                                           ---------  ---------

Balance at March 31, 1999   $- $5,329 $2,740,230  $4,410 $(1,472,705) $1,277,264
                            == ====== ========== ======= ============ =========



                          FAS WEALTH MANAGEMENT SERVICES, INC.
                 (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                                STATEMENT OF CASH FLOWS
                For  The  Three  Months  Ended  March  31  (Unaudited)




CASH FLOWS FROM OPERATING ACTIVITIES:                      1999        1998
                                                        ----------  ----------
  Net Income (Loss) . . . . . . . . . . . . .  . . . .  $(289,792)  $ (53,393)
  Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation . . . . . . . . . .. . . . . . . . .      4,200       2,584

     (Increase) decrease in operating assets:
       Receivable from correspondent brokers . . . . .     87,981     (43,144)
       Receivable - other . . . . . . . . .  . . . . .    (81,023)     40,237
       Deposits . . . . . . . . . . . . . .  . . . . .        103       5,064
       Investment and trading accounts                    236,238         ---
       Prepaid expense. . . . . . . . . . .  . . . . .      6,000      (2,500)
     Increase (decrease) in operating liabilities:
      Accounts payable. . . . . . . . . . .  . . . . .   (159,468)     50,092
      Commissions payable . . . . . . . . .  . . . . .   (104,474)   (114,197)
                                                        ----------  ----------
           Net cash provided by (used in)
              operating activities.                      (300,235)   (115,257)
                                                        ----------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of assets                                       (6,756)        ---
  Payments to parent company                              (43,000)        ---
                                                        ----------  ----------
           Net cash provided by (used in)
               financing activities                       (49,756)        ---
                                                        ----------  ----------

NET INCREASE (DECREASE) IN CASH . .  . . . . . . . . .   (349,991)   (115,257)

CASH AT BEGINNING OF PERIOD .. . . . . . . . . . . . .    418,894     127,179
                                                        ----------  ----------

CASH AT END OF PERIOD .  . . . . . . . . . . . . . . .  $  68,903   $  11,922
                                                        ==========  ==========



                     FAS WEALTH MANAGEMENT SERVICES, INC.
             (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                         NOTES TO FINANCIAL STATEMENTS

              For The Three Months Ended March 31, 1999 and 1998


Note  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------     ----------------------------------------------

Organization
------------
FAS  Wealth  Management  Services,  Inc.,  (the  Company)  is  a  securities broker/dealer  that  transacts business through correspondent brokers and does not  handle  any customer securities or funds.  Customer security transactions and  related  commission  revenue and expenses are recorded on the trade date.
The  Company  also  acts as a broker/dealer in selling both public and private
securities  offerings  on  a  best  efforts  basis.   In addition, the Company
receives  commissions,  investment  banking  and  underwriting  fees  for  its services.

Receivable  from  Correspondent  Brokers
----------------------------------------
The  receivable  from  correspondent  brokers  and  broker/dealers  represent commissions  earned which had not been received at March 31, 1999.  Management has  determined  that  these  amounts  are  fully  collectible.

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

The  Company  was  issued 750,000 shares of the common stock of Global Digital
Information,  Inc.    The  stock  was  issued  to  the  Company in relation to
consulting  fees  earned  by the Company.  At March 31, 1999, the value of the shares  was  $52,500.

The Company was issued 200,000 shares of the common stock of E Data Corp.  The stock  was  issued to the Company in relation to consulting fees earned by the
Company.    The  market  value  on  March  31,  1999  was  $40,000.

The  Company  was issued 100,00 shares of the common stock of Tollycraft Yacht
Corporation.    This  stock was issued to the Company from the parent company,
FAS  Group,  which  had received shares representing consulting fees earned by the  parent  company.  At March 31, 1999, 75,000 of the 100,000 shares were in the Company's investment account and had a market value of $140,625.


                     FAS WEALTH MANAGEMENT SERVICES, INC.
             (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 For The Three Months March 31, 1999 and 1998


Investments  (continued)
------------------------
The  remaining  25,000  shares  at  March  31,  1999 was in the firm's trading account.

Loss  Per  Share
----------------
Loss  per  share  is  computed  based  upon  2,664,560  and  2,615,485  shares outstanding  during  the  periods ended March 31, 1999 and 1998, respectively.

Other
-----
As of  May 10, 1999, the change of control and succession date as that term is generally  defined has occurred and the shareholders of EWMS may submit their certificates  to the transfer  agent pursuant to the instructions contained in the Information Statement and related transmittal letter.

Note  2  -  DEPOSIT  WITH  CLEARING  ORGANIZATION
-------     -------------------------------------

Deposits  with  clearing organizations represent investments in money markets.
The investments are required by the Company's clearing brokers and are in accordance with the correspondent broker agreement between the parties.
Deposits  are  reflected  at  fair  market  value.

Note  3  -  FURNITURE,  FIXTURES  AND  EQUIPMENT
-------     ------------------------------------

A  summary  of  furniture,  fixtures  and  equipment  follows:

     March  31,  1999
     ----------------

     Furniture  and  fixtures          $          46,561
     Equipment                                    74,816
     Leasehold  improvements                       8,101
                                                   -----
                                                 129,478
     Less:    Accumulated  Depreciation          (67,456)
                                                 --------
                                       $          62,022
                                         =================


Note  4  -  Operating  Leases
-------     -----------------

Rent expense for the three months ended March 31, 1999 and 1998 was $24,816 and $24,816, respectively.


                     FAS WEALTH MANAGEMENT SERVICES, INC.
             (FORMERLY EXECUTIVE WEALTH MANAGEMENT SERVICES, INC.)

                 NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

                 For The Three Months March 31, 1999 and 1998



Note  5  -  NET  CAPITAL  REQUIREMENT
-------     -------------------------

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $100,000.

The  Company  had  net  capital of $914,612 or 915% and $66,784 or 695% of the minimum requirement at March 31, 1999 and 1998, respectively.  The net capital rules  may  effectively  restrict  the  payment  of dividends to the Company's
stockholders.    The  Company  operates pursuant to the (K) (2) (ii) exemptive provisions  of  the  Securities and Exchange Commission's Rule 15c3-3 and does not  hold  customers  funds  or  securities.

NOTE  6  -  INCOME  TAXES
-------     -------------

At December 31, 1998, the Company had a net operating loss carry forward of approximately $989,000 that will begin to expire in the year 2012. Due to the lack of historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $366,000, calculated using an effective income tax rate of 37% for the Company.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS
-------     ----------------------------

During the three months ended March 31, 1999 and 1998, companies affiliated with the Company's majority stockholder shared office space with the Company and paid rent of $2,160 and $2,865, respectively, for the use of the space.

During the three months ended March 31, 1999 and 1998, the Company paid rent of approximately $9,000 to the Company's majority stockholder for leased space.

The Company has been involved in marketing services and products to members of large  medical  affinity  groups  and  associations through endorsement to the members of the products and services by the management of the associations and
affinity  groups.   FASW's parent company, FAS Group, Inc. ("FASG") determined that  the  affinity  marketing  business conducted by FASW should be separated from  the  broker/dealer  side of FASG and, on November 6, 1998, FASG caused a new  subsidiary  corporation  to  be  formed, FAS Affinity Marketing Services,
Inc.,  ("FASA").

The decision to form a new subsidiary corporation was based, in part, to separate the potential liability of the broker/dealer and affinity sides of FASG's business as well as to create a distinct corporate persona for affinity marketing.

FASA  was  assigned  the  Tax  Resources,  Inc./American  Medical  Association
marketing  contract.   This contract entitles FASA to commissions for sales of
Tax Resources, Inc.'s services to members of the American Medical Association.

In addition, FASA has commenced the development of an E-Commerce website to market goods and services to members of affinity groups.

Our Company has, to date, advanced $15,300 to FASA for developmental costs of the website, personnel costs, travel costs and equipment costs.

NOTE  8  -  COMMON  STOCK  TRANSACTIONS
-------     ---------------------------

In  March  1998,  the Company and the majority stockholder initiated a private placement  of 150,000 shares of the Company's common stock at a price of $2.00 per  share. The shares contained in the offering were drawn one share from the authorized but unissued shares of the Company for every two shares sold by the
stockholder.    Accordingly,  gross  proceeds  from the sale of the stock were shared  one-third  by  the Company and two-thirds by the majority shareholder.
The  proceeds  from  this  private  placement  were  utilized  for  additional expansion  and working capital by the Company.  In the offering, 49,075 shares were  sold  by  the  Company  at  a  price  of  $2.00  per  share.





                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


Item  2.  Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results  of  Operation.
          -----------------------

Current  Operations
-------------------

The table set forth below reflects the source of revenue earned by the Company during  the  three  months  ended  March  31,  1999  and  1998.
                                1999          1998        Increase/(Decrease)
                                ----          ----        -------------------
Source  of  Revenue  Earned
---------------------------
Commission:

  Investment banking revenues  $463,577      $74,810            $388,767
  Transactional               1,415,972      298,918           1,117,054
  Mutual  fund  revenues        103,217      154,870             (51,653)
  Insurance/Annuity             143,343      110,743              32,600
  Limited partnership income    240,595        2,219             238,376
  Trading  revenue              841,290          ---             841,290
                                -------          ---             -------

     Total  Commissions       3,207,994      641,560            2,566,434

Other:
  RIA                           179,981       18,882               161,099
  Miscellaneous                  63,420       12,038                51,382
                                 ------       ------                ------
     Total                   $3,451,395     $672,480            $2,778,915
                             ==========     ========            ==========

Overall  total  revenue increased 2,778,915 or 413% for the period ended March
31,  1999  as  compared  to  the  same  period  ended  1998.

The Company has a diverse base of Registered Representatives as of March 31, 1999 ranging from transactional oriented producers to insurance, mutual fund producers and financial planners. During September 1998, the Company began operating as a market maker. The increase of revenue due to this area was up
$841,290 along with the transactional revenue increase of $1,117,054 from the asset purchase of the Ft. Lauderdale and New York offices, represent approximately 57% of total revenue for the period ended March 31, 1999.

Investment  banking  revenue increased $388,767 for the period ended March 31,
1999  as  compared  to  the  same period ended 1998.  This increase relates to management's  ability  to  attract  prospective  underwriting  deals  in which companies  compensate  the  Company  with  initial  fees of either cash and/or
securities.    The  Company  also  participated  in  a  private  placement for
HomeVestors  of  America  of    750,000  units consisting of 750,000 shares of
common stock and 750,000 common stock purchase warrants.  The Company acted on
a  best  efforts  basis.   During the period ended March 31, 1999, the Company
successfully  placed  275,000 units and earned underwriting and commissions of
$71,500.    The  Company  also participated in a selling group for the initial public  offering  of  a  firm  of  U.S.  Labs.

Transactional revenue increased $1,117,054 for the period ended March 31, 1999 as compared to the same period ended 1998. This increase of 373.7% relates to the above mentioned Ft. Lauderdale and New York offices. Management is currently engaged in negotiations with two other branch offices and expects the growth to continue throughout the remainder of 1999. Mutual fund revenue and insurance annuity revenue decreased $84,253 for the period ended March 31, 1999 as compared to the same period ended 1998. This decrease is offset to the increase in limited partnership income of $238,376.

Trading revenue increased $841,290 for the period ended March 31, 1999 as compared to the same period ended 1998. This increase relates to the fact that during the same period ended 1998, the firm was not involved in market making or proprietary trading.

RIA income increased $161,099 for the three months ended March 31, 1999 as compared to the same period ended 1998. This increase relates directly to the increase in assets under management. At March 31, 1999 assets under management exceeded $59,000,000.

Miscellaneous  income increased $51,382 for the three month period ended March
31, 1999 as compared to the same period ended 1998. This increase relates to increased transactional revenue mentioned above.

As  a  result  of  an increase in overall revenue, expenses increased as well.
The table set fourth below reflects the expense categories of the Company in which there was a significant increase or decrease for the three months ended
March  31,  1999,  as  compared  to  the  same  period  in  1998:


                                              Increase/
Expense Category           1999      1998    (decrease)
                        ----------  -------  -----------
Advertising expense. .  $    2,665  $   156  $     2,509
Board of directors fee       8,000    6,000        2,000
Branch office support        5,000      ---        5,000
  Consulting . . . . .      37,542   15,171       22,371
Dues and subscriptions      37,460    2,348       35,112
Employee Benefits            8,305      ---        8,305
Insurance. . . . . . .       4,510    2,036        2,474
Meetings and seminars        1,044      ---        1,044
Office expenses. . . .      14,200    6,774        7,426
Salaries & Wages . . .     290,631   84,443      206,188
Taxes. . . . . . . . .      25,456   10,145       15,311
Travel & lodging . . .      23,443    6,462       16,981
Unrealized trading/
   investment loss         519,164      ---      519,164
Utilities. . . . . . .      14,096    7,589        6,507




As noted above, most expense items increased substantially during the period ended March 31, 1999 as compared to 1998. These increases relate to three major areas:

     Merger of Executive Wealth Management Services, Inc. and FAS Wealth Management Services, Inc. The expense items affected were Board of Director fees, consulting, employee benefits, insurance, occupancy, office supplies, salaries and wages, taxes, telephone, travel and entertainment.
     Asset acquisition of Biltmore Securities, Inc. attributed directly to the increases in commissions, office expense, telephone, regulatory and a significant portion of the increase in travel and entertainment.
     Start-up of the firm's trading area attributed to the increases in advertising, insurance, occupancy, office expense, a significant portion of the increase is salaries and wages and the corresponding increases in payroll, taxes, telephone, regulatory, the majority of the increase in dues and subscriptions and repairs and maintenance.


Future  Operations
------------------

As of March 31, 1999, the Company has approximately 116 registered representatives.

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


     The table set forth below, with respect to the Company, the amount of regulatory net capital and the amount of aggregate indebtedness and the ratio thereof to such regulatory net capital as of March 31, 1999 and 1998:



                                   1999        1998
                                 ---------  ----------
Net Capital . . . . . . . . . .  $ 914,612  $   66,784
Aggregate Indebtedness. . . . .    131,243     144,061
Ratio of aggregate indebtedness
    to net capital. . . . . . .   .14 to 1   2.16 to 1



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

     EXECUTIVE  WEALTH  MANAGEMENT
              SERVICES,  INC.

 MAY  13,  1999                     BY:  /s/ Guy  S.  Della  Penna
----------------                         -------------------------
                                         Guy  S.  Della  Penna,  President
                                             and Chief  Executive  Officer


 MAY  13,  1999                      BY: /s/ Bonnie S. Gilmore
-----------------                        ---------------------
                                         Bonnie  S.  Gilmore,  Senior
                                            Vice  President, Chief Financial
                                               Officer  and  Secretary